Form 10QSB
period 1996-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 1996-08-14
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to __________

                          Commission File No. 0-27714

                   Crazy Woman Creek Bancorp Incorporated
            (Exact name of registrant as specified in its charter)

          Wyoming                                        83-0315410
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                   106 Fort Street, Buffalo, Wyoming  82834
                   (Address of principal executive offices)


                                (307) 684-5591
             (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class:Common Stock, par value $.10 per share
            Outstanding at August 2, 1996:  1,058,000

Transitional Small Business Disclosure Format (check one):  Yes       No    X

                    CRAZY WOMAN CREEK BANCORP INCORPORATED

                             INDEX TO FORM 10-QSB


                                                                        Page

PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Statements of Financial Condition
                 at June 30, 1996 (unaudited) and September 30, 1995
                 (audited)                                                1

                 Consolidated Statements of Income for the three
                 and nine months ended June 30, 1996 and 1995
                 (unaudited).                                             2

                 Consolidated Statements of Cash Flows for the
                 nine months ended June 30, 1996 and 1995
                 (unaudited)                                              3

                 Notes to Unaudited Interim Consolidated Financial
                 Statements                                               4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                        16

Item 2.          Changes in Securities                                    16

Item 3.          Defaults upon Senior Securities                          16

Item 4.          Submission of Matters to a Vote of Security Holders      16

Item 5.          Other Information                                        16

Item 6.          Exhibits and Reports on Form 8-K                         16



SIGNATURES

                   CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Financial Condition
                                                                            June 30,    September 30,
                                                                              1996          1995
                                                                           (unaudited)    (audited)
                                                                                 (In Thousands)
Assets
Cash and cash equivalents ...............................................   $  1,071    $    268

Interest bearing time deposits ..........................................         99         693

Investment and mortgage-backed securities available-for-sale ............     11,747       2,230

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $10,293 in 1996 and $9,975 in 1995) ........     10,506       9,954

Stock in Federal Home Loan Bank of Seattle, at cost .....................        392         371

Loans receivable, net ...................................................     25,514      23,006

Accrued interest receivable .............................................        410         357

Real estate owned .......................................................         --          55

Deferred income taxes ...................................................         29          --

Premises and equipment, net .............................................        514         543

Other assets ............................................................         42          33
                                                                             -------     -------

    Total assets ........................................................   $ 50,324    $ 37,510
                                                                             =======     =======

Liabilities and Stockholders' Equity

Liabilities

  Deposits ..............................................................     28,458      28,208

  Advances from Federal Home Loan Bank ..................................      6,141       3,183

  Advances from borrowers for taxes and insurance .......................         43          47

  Federal income tax payable ............................................        129          58

  Deferred income taxes .................................................         --          66

  Accrued expenses and other liabilities ................................        100          91
                                                                             -------     -------

    Total liabilities ...................................................     34,871      31,653
                                                                             -------     -------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares authorized   $      --      $   --
    none issued and outstanding

  Common stock, par value $.10 per share, 5,000,000 shares authorized;            --
    1,058,000 issued and outstanding at June 30, 1996 ...................        106

  Additional paid-in surplus ............................................     10,027          --

  Retained earnings, substantially restricted ...........................      6,128       5,852

  Unrealized gain(loss) on securities available-for-sale ................       (179)          5

  Less stock acquired by ESOP ...........................................       (629)         --
                                                                             -------     -------

    Total stockholders' equity ..........................................     15,453       5,857
                                                                             -------     -------

    Total liabilities and stockholders' equity ..........................   $ 50,324    $ 37,510
                                                                             =======     =======

See notes to unaudited interim consolidated financial statements.

                   CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                             Consolidated Statements of Income

                                                    Three Months Ended      Nine Months Ended
                                                        June 30,                 June 30,
                                                    1996         1995         1996       1995
                                                  --------      ------       ------     -----
                                                       (Unaudited)              (Unaudited)

Interest Income:                                  (Dollars in Thousands except earnings per share)
  Loans receivable........................          $515        $485        $1,511     $1,435

  Mortgage-backed securities..............           162          82           329        239

  Investment securities...................           188         104           407        284

  Interest bearing time deposits..........             7          10            24         30

  Other...................................            24          11            72         32
                                                     ---         ---         -----      -----

     Total interest income................           896         692         2,343      2,020
                                                     ---         ---         -----      -----

Interest expense:

  Deposits................................           344         352         1,081        994

  Advances from FHLB of Seattle...........            78          31           174         56
                                                     ---         ---         -----      -----

     Total interest expense...............           422         383         1,255      1,050
                                                     ---         ---         -----      -----

     Net interest income..................           474         309         1,088        970

Provision for loan losses (loan loss benefit)          -         (8)             -        (8)
                                                     ---         ---         -----      -----

     Net interest income after provision for loan
       losses                                        474         317         1,088        978

Non-interest income:

  Customer service charges................            10          10            31         23

  Other operating income..................             8          10            24         25

  Gain on sale of investment and mortgage-
    backed securities                                  9           -            30          -

  Gain on sale of other real estate owned.             -           -            13         90
                                                     ---         ---         -----      -----

     Total non-interest income............            27          20            98        138

Non-interest expense:

  Compensation and benefits...............           119         100           330        313

  Occupancy and equipment.................            22          25            82         76

  FDIC/SAIF deposit insurance premiums....            16          17            49         48

  Advertising.............................             7           8            25         31

  Data processing services................            71          30           126         81

  Loss on sale of premises and equipment..            22           -            22          -

  Other...................................            46          37           114        103
                                                     ---         ---         -----      -----

     Total non-interest expense...........           303         217           748        652
                                                     ---         ---         -----      -----

     Income before income taxes...........           198         120           438        464

Income tax expense........................            63          11           162        120
                                                     ---         ---         -----      -----

     Net income...........................         $ 135        $109         $ 276     $  344
                                                    ====         ===          ====      =====

Dividends declared per common share.......         $0.05         N/A         $0.05        N/A
                                                    ====         ===          ====      =====

Earnings per common share.................         $0.14         N/A        $ 0.28        N/A
                                                    ====         ===          ====      =====

See notes to unaudited interim consolidated financial statements.

                CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Cash Flows

                                                                                               Nine Months Ended
                                                                                                    June 30,
                                                                                                 1996      1995
                                                                                                 (In Thousands)

Cash flows from operating activities:                                                              (Unaudited)

  Net income ............................................................................   $    276    $    344

  Adjustments to reconcile net income to net cash provided by operating activities

    Provision for loan losses (loan loss benefit) .......................................         --           8

    Amortization of premiums and discounts on investment securities held-to-maturity, net         --          (1)

    Federal Home Loan Bank stock dividend ...............................................        (21)        (16)

    Depreciation ........................................................................         58          25

    Gain on sale of investment and mortgage-backed securities held-to-maturity..........         (21)         --

    Gain on sale of investment and mortgage-backed securities available-for-sale                  (9)         --

    Loss on sale of premises and equipment ..............................................         22          --

    Gain on sale of other real estate owned .............................................        (13)        (90)

Change in:

        Accrued interest receivable .....................................................        (53)         15

        Other assets ....................................................................         (9)         13

        Federal income taxes payable ....................................................         70         (27)

        Accrued expenses and other liabilities ..........................................          9          25
                                                                                            --------    --------

           Net cash provided by operating activities ....................................        309         296

Cash flows from investing activities:

  Net change in interest bearing deposits ...............................................        594         (70)

  Purchases of investment and mortgage-backed securities available-for-sale                  (10,894)       (343)
                                                                                             -------     -------

  Maturities of investment and mortgage-backed securities available-for-sale ............        102         436

  Proceeds from the sale of investment and mortgage-backed securities available-for-sale       1,006          --

  Purchases of investment and mortgage-backed securities held-to-maturity................     (6,710)     (2,400)

  Maturities of investment and mortgage-backed securities held-to-maturity...............      5,507       1,430

  Proceeds from the sale of investment and mortgage-backed securities held-to-maturity           672          --

  Net change in loans receivable ........................................................     (2,508)       (142)

  Purchases of premises and equipment ...................................................        (51)       (200)

  Proceeds from sale of other real estate owned .........................................         68         210
                                                                                             -------     -------

    Net cash used in investing activities ...............................................    (12,214)     (1,079)

Cash flows from financing activities:

  Net change in deposits ................................................................        250        (853)

  Net changes in advances from Federal Home Loan Bank ...................................      2,958       1,641

  Net change in advances from borrowers for taxes and insurance .........................         (4)         (5)

  Sale of common stock, net of offering costs ...........................................      9,504          --
                                                                                             -------     -------

    Net cash provided in financing activities ...........................................     12,708         783
                                                                                             -------     -------

Net increase (decrease) in cash and cash equivalents ....................................        803           0

Cash and cash equivalents at beginning of year ..........................................        268       1,212
                                                                                             -------     -------

Cash and cash equivalents at end of period ..............................................   $  1,071    $  1,212
                                                                                             =======     =======

See notes to unaudited interim consolidated financial statements.

         Notes to Unaudited Interim Consolidated Financial Statements

                                 June 30, 1996


NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, the reader should refer to the prospectus of Crazy Woman Creek Bancorp Incorporated (the "Corporation") dated February 12, 1996 (File No. 33-80557).

The accompanying consolidated financial statements include the accounts of the Corporation and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire year or any other period.


NOTE 2:     CHANGE IN ACCOUNTING PRINCIPLE

Effective October 1, 1994, the Bank adopted Financial Accounting Standards Board Statement 115 (FASB 115), "Accounting for Certain Investments in Debt and Equity Securities," which resulted in the reclassification of investment securities and mortgage-backed securities into those which are available for sale and those which are intended to be held to maturity. The unrealized gain or loss on the securities classified as available for sale, along with those of the marketable equity securities, are recognized, net of the expected income tax effect, as a separate component of retained earnings. For securities held to maturity, the Bank has both the intent and ability to hold these securities to maturity.

For the nine months ended June 30, 1996, the Corporation's consolidated statement of income reflects the gain on sale of investments held-to-maturity. These gains represent the sale of certain mortgage-backed securities with principal balances of less than 15% of the original balance. The sale of such securities is allowed because these securities are considered matured by FASB 115.

NOTE 3:     CONVERSION FROM MUTUAL SAVINGS BANK TO STOCK SAVINGS
            BANK AND FORMATION OF SAVINGS AND LOAN HOLDING COMPANY

On March 29, 1996, the Bank consummated its conversion from a federally-chartered mutual savings and loan association to a stock savings bank pursuant to a Plan of Conversion (the "Conversion") via the issuance of common stock. In connection with the Conversion, the Corporation sold 1,058,000 shares of common stock which, after giving effect to offering expenses of $410,000, resulting in net proceeds of $10.13 million ($9.49 million net of ESOP purchases). Pursuant to the Conversion, the Bank transferred all of its outstanding shares to its newly organized holding company, the Corporation, in exchange for 50% of the net proceeds.

Upon consummation of the Conversion, the preexisting liquidation rights of the depositors of the Bank were unchanged. Specifically, such rights were retained and will be accounted for by the Bank for the benefit of such depositors in proportion to their liquidation interests as of the Eligibility Record Date (November 15, 1994) and Supplemental Eligibility Record Date
(December 31, 1995).

NOTE 4:     RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1995, the Bank adopted FASB Statement Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The provision of these statements are applicable to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. Additionally, such provisions apply to all loans that are renegotiated in troubled debt restructurings involving a modification of terms.

Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined by the Bank as up to ninety days, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

The adoption of Statement Nos. 114 and 118 did not have a material adverse impact on financial condition or operations.

Payments received on impaired loans are applied first to interest receivable and then to principal.

The FASB has recently issued Statement No. 123 "Accounting for Stock-Based Compensation" which the Company must adopt in its year ended September 30, 1997 with earlier adoption permitted. Management is currently studying the requirements of the Statement but does not currently anticipate adopting this Statement prior to fiscal year 1997.

NOTE 5:     EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the conversion from mutual to stock ownership on March 29, 1996, are assumed to have been outstanding for all of fiscal year 1996, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares are considered to be outstanding. At June 30, 1996, there were no allocated ESOP shares. The weighted average shares outstanding was computed at 994,000, net of ESOP shares (64,000).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

The Corporation is a unitary savings and loan holding company of the Bank. Because the Corporation has only recently been formed, the operations of the Corporation are essentially those of the Bank on a consolidated basis. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in long-term, fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, land and other consumer loans and invests in mortgage-backed (including Real Estate Mortgage Investment Conduits ("REMICs") and short-term government securities. To a lesser extent, the Bank invests in commercial real estate loans.

The Bank's net earnings are dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rate paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net earnings also are affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net earnings are affected by the level of non-interest (general and administrative) expenses.

FINANCIAL CONDITION

Total assets increased by $12.8 million or 34.1% from $37.5 million at September 30, 1995 to $50.3 million at June 30, 1996. This increase was due primarily to receipt of funds from an initial stock offering that was finalized on March 29, 1996, and from additional FHLB advances. Proceeds from the stock offering and additional FHLB advances were primarily utilized to purchase investment and mortgage-backed securities available-for-sale and to fund loan growth.

As indicated, stock proceeds were used to purchase additional investment and mortgage-backed securities. Investment and mortgage-backed securities available-for-sale increased by $9.5 million from $2.2 million at September 30, 1995 to $11.7 million at June 30, 1996. Meanwhile, investment and mortgage-backed securities held-to-maturity increased by $552,000 for the same period.

The Corporation continues to experience loan growth as evidenced by an increase of $2.5 million or 10.9% in net loans receivable from $23.0 million at September 30, 1996 to $25.5 million at June 20, 1996. The growth in loans is attributed to a strong local housing market.

Deposits increased by $250,000 or 1.1% from $28.2 million at September 30, 1995 to $28.5 million at June 30, 1996. The increase is due, in part, to an increase in funds placed at the Bank by local municipalities, offset somewhat by deposits used to purchase stock in the stock offering. FHLB advances increased by $2.9 million from $3.2 million at September 30, 1995 to $6.1 million at June 30, 1996. Additional FHLB advances were used to fund loan growth and to purchase investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the yield earned on the investments and the rate paid on FHLB advances.

Equity increased from $5.8 million at September 30, 1995, to $15.5 million at June 30. 1996. The increase in equity is primarily attributed to proceeds received from the stock offering. As a result of an increase in market interest rates, the unrealized gain(loss) on investments available for sale component of equity changed from $5,000 at September 30, 1995 to negative $179,000 at June 30, 1996.

ASSET QUALITY

Non-performing assets totaled $140,000 at June 30, 1996, or 0.3% of total assets. This compares to $123,000 at September 30, 1995 or 0.3%. Non-performing
assets  at  June  30,  1996  were  primarily   comprised  of  loans  secured  by
single-family dwellings. See also "Key Operating Ratios."

RESULTS OF OPERATIONS

      Comparison of Nine Months Ended June 30, 1996 and 1995.

Net Income. The Corporation reported net income of $276,000 for the nine months ended June 30, 1996 as compared to net income of $344,000 for the nine months ended June 30, 1995. The decline in net income is attributed to (i) an increase in the cost of interest-bearing liabilities, (ii) costs associated with a change in the Bank's data processor, (iii) a decline in the gain on the sale of real estate owned, and (v) an increase in compensation related expenses.

Interest Income. Total interest income increased by $323,000 from $2.0 million for the nine months ended June 30, 1995 to $2.3 million for the nine months ended June 30, 1996. The improvement is primarily attributed to an increase in average earning assets from $35.2 million for the nine-month period ended June 30, 1995 to $42.6 million for the nine-month period ended June 30, 1996. The increase in interest income was somewhat offset by the decline in the yield on earning assets. The yield on earning assets declined from 7.64% for the nine-months ended June 30, 1995 to 7.33% for the nine months ended June 30, 1996. The decline in yield can be attributed to the Bank's purchase of lower yielding adjustable-rate mortgage-backed securities and to the fact that stock proceeds were not fully invested in higher yielding securities until the end of April 1996. Adjustable-rate mortgage-backed securities tend to have lower coupon rates than fixed-rate securities at the time of purchase, but their interest rates can increase with market interest rates thereby providing the Bank with a hedge against rising interest rates.

Interest Expense. Interest expense increased from $1.1 million for the nine months ended June 30, 1995 to $1.3 million for the nine months ended June 30, 1996. The increase is primarily attributed to the rise in the cost of interest-bearing deposits and an increase FHLB advances. The cost of interest-bearing deposits increased from 4.66% for the nine months ended June 30, 1995 to 5.14% for the nine months ended June 30, 1996. Average interest-bearing deposits declined slightly from $28.4 million for the nine-month period ended June 30, 1995 to $28.1 million for the nine-month period ended June 30, 1996. Conversely, the average balance of FHLB advances increased from $1.5 million to $4.9 million for the periods covered.

Provisions for Credit Losses. There was no provision for loan losses for either the nine months ended June 30, 1996 or June 30, 1995; however an $8,000 loan loss benefit was recognized in fiscal year 1995. Loan charge-offs for the nine months ended June 30, 1995 were less than $500. There were no credit losses for the nine-months ended June 30, 1996. In determining the provision for loan losses, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Net Interest Income. Net interest income increased by $110,000 from $978,000 at September 30, 1995 to $1.1 million at June 30, 1996 primarily as a result of an increase in earnings assets. For the periods covered average earning assets increased from $35.2 million for the nine-month period ended June 30, 1995 to $42.6 million for the nine month period ended June 30, 1996. As a result of the increase in earning assets, interest income increased by $323,000 for the periods covered. For the periods covered the ratio of interest earning assets to interest-bearing assets increased from 117.64% to 129.44%.

Despite the increase in net interest income, the net interest margin decline from 3.67% for the nine months ended June 30, 1995 to 3.41% for the nine months ended June 30, 1996. The decline in the net interest margin is primarily attributed to a decline in the yield of interest earnings assets from 7.64% for the nine months ended June 30, 1995 to 7.33% for the nine months ended June 30, 1996, and to an increase in the cost of interest-bearing liabilities from 4.67% to 5.08% for the periods covered.

Total Non-interest Income. Non-interest income declined by $40,000 from $138,000 for the nine months ended June 30, 1996 to $98,000 for the nine months ended June 30, 1996. The decrease was primarily attributed to a reduction in the amount of gain from the sale of real estate owned properties from $90,000 for the nine-month period ended June 30, 1995 to $13,000 for the nine-month period ended June 30, 1996. Future gains from the sale of real estate owned properties are not likely to continue because all repossessed properties have been sold, and the Bank does not anticipate, at this time, any additional foreclosures. Non-interest income was augmented by an increase in customer service charges from $23,000 for the nine months ended June 30, 1996 to $31,000 for the nine months ended June 30, 1996. A $30,000 gain on the sale of certain mortgage-backed securities and REMICs for the nine months ended June 30, 1996 somewhat offset the above-mentioned declines in non-interest income. See also "--Comparison of Three Months Ended March 31, 1996 and 1995 -- Total Non-interest Income."

Total Non-interest Expense. Non-interest expense increased by $96,000 or 14.7% from $652,000 for the nine months ended June 30, 1995 to $748,000 for the nine months ended June 30, 1996. The increase is attributed to (i) a $34,000 charge from the Bank's prior data processor to de-covert the Bank's data, (ii) a $22,000 loss on the abandonment/disposition of equipment and software utilized with the prior data processing system, (iii) $8,000 in other costs associated with the data processing conversion such as travel costs and documentation set-up fees and, (iv) a $4,000 increase in benefit costs. The balance of the increase in non-interest expenses were caused by an increase in salaries, director fees and other operating expenses. Future extraordinary data processing and equipment costs are not expected. The Corporation expects increased costs due to expenses associated with being a public company and the Employee Stock Ownership Plan and other stock benefit plans, if adopted.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 1996 and 1995 was 36.99% and 25.86%, respectively.

      Comparison of Three Months Ended June 30, 1996 and 1995

General. For the three months ended June 30, 1996 the Corporation posted a net profit of $135,000 as compared with net income of $109,000 for the three months ended June 30, 1995. The increase in net income is primarily attributed an increase in earning assets as a result of the proceeds received from the stock offering. Net income for the period ended June 30, 1996, was negatively affected by costs associated with a change in the Bank's data processor and increased compensation and benefit costs.

Interest Income. Total interest income increased by $204,000 from $692,000 for the three months ended June 30, 1995 to $896,000 for the three months ended June 30, 1996. The increase in interest income is due to an increase in the average balance of interest-earning assets. From June 30, 1995 to June 30, 1996 the average balance of earning assets increased from $36.9 million to $49.0 million, respectively. This represents an increase of 36.5%. The increase in earning assets was primarily funded by the stock proceeds and additional FHLB advances.

Interest Expense. Total interest expense increased by $39,000 from $383,000 for the three months ended June 30, 1995 to $422,000 for the three months ended June 30, 1996 as a result of an increase in the average balance of FHLB advances. The average balance of FHLB advances increased from $2.4 million for the three-month period ended June 30, 1995 to $6.2 million for the three-month period ended June 30, 1996. The cost of funds for the periods covered declined slightly from 5.01% to 4.96%. See also "--Comparison of Six Months Ended March 31, 1996 and 1995 -- Total Interest Expense."

Provision for Credit Losses. There was no loan loss provision made for the three months ended June 30, 1996 and 1995. See also "--Comparison of Six Months Ended March 31, 1996 and 1995 -- Provision for Credit Losses."

Net Interest Income. Net interest income increased by $157,000 from $317,000 for the three months ended June 30, 1995 to $474,000 for the three months ended June 30, 1996. The net interest margin increased 42 basis points from 3.44% to 3.86% for the periods covered. The reason for the increase in net interest income and net interest margin is primarily attributed to the influx of funds from the stock offering. These funds were used to purchase interest-bearing assets. During the periods covered, the average balance of earning assets increased from $35.9 million to $49.0 million. As a result of this increase in earning assets, the ratio of earning assets to interest-bearing liabilities increased from 117.49% for the three month period ended June 30, 1995 to 143.98% for the three month period ended June 30, 1996.

The increase in net interest income was negatively affected by a decline in the yield on interest earning assets from 7.70% for the three months ended June 30, 1995 to 7.31% for the three months ended June 30, 1996. There was no significant decline in the cost of interest-bearing liabilities for the periods covered. The three month period ended June 30, 1995 includes a $8,000 loan loss benefit. See also -- "Comparison of Nine Months Ended June 30, 1996 and 1995 -- Net Interest Income."

Total Non-Interest Income. Total non-interest income increased by $7,000 from $20,000 for the three-months ended June 30, 1995 to $27,000 for the three months ended June 30, 1996. The increase is attributed to a $9,000 gain on the sale of certain mortgage-backed securities that were available for sale. The gain was offset by a $2,000 decrease in other operating income for the periods covered.

Total Non-Interest Expense. Total non-interest expense increased by $86,000 from $217,000 for the three months ended June 30, 1995 to $303,000 for the three months ended June 30, 1996. The increase is primarily due (i) a de-conversion charge from the Bank's previous data processor, (ii) a loss on the abandonment of equipment and software used with the prior data processing system, (iii) other costs associated with the data processing change such as training and document set-up fees, and (v) increased compensation and benefit costs. In April 1996, an additional employee was hired. Excluding increased compensation and benefit costs, these extraordinary expenses are not expected to continue. See also "-- Comparison of Nine Months Ended June 30, 1996, and 1995 -- Total Non-Interest Expenses."

The Corporation expects increased costs due to expenses associated with being a public company and the Employee Stock Ownership Plan and other stock benefit plans, if adopted.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 1996 and 1995 was 31.82% and 9.17%.

CAPITAL COMPLIANCE AND LIQUIDITY

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 1996.


                                                         At June 30, 1996

                                                                   Percentage
                                                       Amount      of Assets

                                                       (Dollars in Thousands)

GAAP Capital.........................................  $10,346        20.45%



Tangible capital.....................................  $10,525        20.80%

Tangible capital requirement.........................      759         1.50%
                                                        ------        -----

Excess...............................................  $ 9,766        19.30%
                                                        ======        =====



Core capital.........................................  $10,525        20.80%

Core capital requirements............................    1,518         3.00%
                                                        ------        -----

Excess...............................................  $ 9,007        17.80%
                                                        ======        =====



Total risk-based capital (1).........................  $10,707        52.29%

Total risk-based capital requirement (1).............    1,638         8.00%
                                                        ------        -----

Excess (1)...........................................  $ 9,069        44.29%
                                                        ======        =====

- ------------

(1)   Based on risk-weighted assets of $20,477.


Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and, as a result, the ability of the Bank to meet its future minimum capital requirements. Increased borrowings were necessary to meet the increased loan demand.

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but has, in the past, borrowed funds from the FHLB of Seattle. As of June 30, 1996, such borrowed funds totaled $6.2 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 17.90% and 19.08% at June 30, 1996 and 1995, respectively, and its short term liquidity was 4.36% and 4.26%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1997 is approximately $13.8 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1996, the Bank had loan commitments outstanding of $342,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT DEVELOPMENTS

Disparity in Insurance Premiums and Special Assessment

Federal law requires that the FDIC maintain the reserve level of each of SAIF and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On September 30, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.04% and 0.31% of deposits while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. In November 1995, the FDIC lowered BIF premiums further, whereby approximately 92% of BIF-insured institutions pay only the statutory minimum of $2,000 annually. This reduction in insurance premiums for BIF members could place SAIF members, primarily thrift institutions, such as the Bank, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Bank in future periods thereby effecting the value of the Common Stock.

A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members will allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the executive branch of the United States Government. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.85% ($0.85 for every $100 of deposits) on the amount of deposits held as of March 31, 1995 by the member institution to recapitalize the SAIF. Thereafter, deposit insurance premiums would be similar for all FDIC insured institutions. If an 85 basis point (0.85%) assessment was effected, based on deposits as of March 31, 1995, the Bank's pro rata share would amount to $241,000 before taxes. This assessment would have resulted in the Bank reporting a loss for the quarter ended June 30, 1996. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

Possible Elimination of Thrift Charter and Bad Debt Deduction

In connection with Congress' debate regarding the disparity between the BIF and the SAIF premium assessments various proposals have been put forth to merge the two insurance funds and, in the process, eliminate the thrift charter. In addition, certain of these proposals call for the consolidation of the OTS into one of the other federal banking agencies, such as the Comptroller of the Currency. Under these proposals, the two insurance funds would be merged by 1998 and at that time, all federally chartered thrift institutions, would be required to become either national commercial banks, state commercial banks, or state chartered thrifts. Congress also proposes doing away with state thrift charters and certain aspects of the Bank's bad debt deduction. If the Bank is required to become a commercial bank or Congress changes the existing law as it relates to the bad debt deduction, the Bank may incur adverse tax consequences as the Bank may be required to recapture into income some or all of its bad debt deduction for prior years. At the present time, the Bank's management is unable to predict whether any of these proposals will be passed by Congress, in what form they may be passed by Congress, or what effect they may have on the Bank, its financial condition, or its results of operations.

 On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. At June 30, 1996, the Bank had $201,426 of post 1987 bad-debt reserves. Any recapture of the Bank's bad-debt reserves may have an adverse effect on net income. The Bank is currently evaluating this legislation to determine the effect on the Bank's financial condition.

KEY OPERATING RATIOS

                                     Three Months Ended    Nine Months Ended
                                         June 30,              June 30,
                                      1996 (1)  1995 (1)  1996 (1)   1995 (1)
                                      --------  --------  --------   --------

                                  (Dollars in Thousands, (Dollars in Thousands, except per share data) except per share data)
                                       (Unaudited)            (Unaudited)



Return on average assets............    1.08%     1.18%     0.84%      1.27%

Return on average equity............    3.49%     7.53%     3.60%      8.07%

Interest rate spread................    2.35%     2.69%     2.25%      2.97%

Net interest margin.................    3.86%     3.44%     3.41%      3.67%

Noninterest expense to average assets   2.42%     2.35%     2.28%      2.40%

Net charge-offs to average outstanding
  loan                                  0.00%     0.00%     0.00%      0.00%



                                             At June 30,   At September 30,
                                                1996             1995

Nonaccrual and 90 days past due loans            140              68

Repossessed real estate............                0              55

  Total nonperforming assets........             140             123

Allowance for credit losses to non-
  performing assets                            49.12%          44.73%

Nonperforming loans to total loans..            0.54%           0.52%

Nonperforming assets to total assets            0.28%           0.33%

Book value per share (2)(3).........           $14.61           N/A

- ----------------
(1)   The ratios for the three- and nine-month periods are annualized.
(2) There were no shares outstanding prior to consummation of the Corporation's initial public offering on March 29, 1996.
(3) The number of shares outstanding as of June 30, 1996 was 1,058,000. This includes shares purchased by the ESOP.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings

            Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2. Changes in Securities

            Not applicable.


Item 3. Defaults Upon Senior Securities

            Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5. Other Information

            Not applicable.


Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K

                  On April 1, 1996, the Corporation filed an 8-K with the Commission announcing the completion of the Bank's mutual-to-stock conversion, including the initial sale of common stock by the Corporation.

             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: August 2, 1996          By: /s/ Deane D. Bjerke
                                  Deane D. Bjerke
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: August 2, 1996          By: /s/ Dalen C. Slater
                                  Dalen C. Slater
                                  Senior Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting and Financial Officer)