Form 10KSB
period 1996-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 1996-12-27
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1996,

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________________ to _________________.


Commission File No. 0-27714
                    -------

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                    83-0315410
-------------------------------                         ------------------
(State or Other Jurisdiction of                          I.R.S. Employer
Incorporation or Organization)                          Identification No.

106 Fort Street, Buffalo, Wyoming                             82834
---------------------------------------                     ----------
(Address of Principal Executive Offices                     (Zip Code)

Issuer's Telephone Number, Including Area Code:           (307) 684-5591
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:                None
                                                                           ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      YES  X   NO ___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

      State issuer's revenues for its most recent fiscal year. $3,391,000

      As of December 6, 1996, there were issued and outstanding 1,058,000 shares of the registrant's Common Stock.

      The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CRZY." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 6, 1996, was $10,752,846 ($11.50 per share based on 935,030 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)
YES      NO  X

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1996. (Parts I, II, and IV)
      2.  Portions   of  the  Proxy   Statement   for  the  Annual   Meeting  of
          Stockholders. (Part III)

ITEM I

Business of the Company

      Crazy Woman Creek Bancorp Incorporated (the "Company") is a Wyoming corporation organized in December 1995 at the direction of Buffalo Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued upon its conversion from the mutual to stock form of ownership on March 29, 1996. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company does not conduct any active business. The Company does not employ any persons other than officers but utilizes the support staff of the Bank from time to time.

Business of the Bank

      The Bank attracts deposits from the general public and uses such deposits primarily to originate fixed-rate loans secured by first mortgages on one- to four-family residences in its market area. The Bank also originates consumer loans, commercial loans and loans secured by savings accounts.

      The principal sources of funds for the Bank's lending activities are deposits, the amortization, repayment, and maturity of loans and FHLB advances. Principal sources of income are interest on loans, mortgage-backed securities and investment securities and principal expense is interest paid on deposits and FHLB advances.

      The Bank's Primary Market Area consists of all of Johnson County, Wyoming. The Bank also attracts customers from the Banner/Story area which is located in Southern Sheridan County. The Johnson County economy has its roots in the agriculture and mining industries. Agriculture continues to play a major role in overall Johnson County revenues, most notably in the cattle and sheep industries. In fact, Johnson County has the largest concentration of sheep among all of the counties in Wyoming. Mining has steadily declined as an employment sector in Johnson County, a reflection of the general decline of the U.S. oil and gas industry over the past decade. Most of the non-agricultural employment in Johnson County is found in and around Buffalo, primarily within service industries, state and local government, and retail trade. The largest employer in the Johnson County is the public school system, followed by the Johnson County Memorial Hospital. Tourism also provides a major boost to jobs in services and retail trade in Johnson County, as Buffalo is located at the edge of the Big Horn National Forest and the area is a popular destination for people seeking outdoor recreation. The three-way junction of Interstates 90 and 25 and State Highway 16 also brings a large number of travelers through Buffalo.

      Buffalo, the largest town in Johnson County, has a population estimated at 3,800 (approximately 54 percent of the county population resides in the Buffalo area). Because Johnson County is primarily a rural area where most of the land is used for agricultural purposes, Buffalo acts as somewhat of a hub for commerce in Johnson County. Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

Competition

      The Bank is the only savings and loan association in its Primary Market Area. There are, however, two commercial banks headquartered in the Primary Market Area and a branch of a larger out- of-area commercial bank.

      The Bank believes it is a primary source of residential mortgage loans in the community. The Bank has competition from all three banks in originating residential mortgage loans along with some competition from a mortgage banker in a city thirty five miles away. All of the competition sells the majority of their residential mortgage loans on the secondary market, while Buffalo Federal has been traditionally placing mortgage loan originations in their portfolio.

      There is also extensive competition for deposits. Based on data provided periodically by the Office of Thrift Supervision ("OTS"), Buffalo Federal has been able to maintain a market share of approximately 25% of the total deposits in financial institutions in the community. Insurance companies and securities dealers offer further competition for deposits. The competition for deposits is expected to continue in the future.

Lending Activities

      Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, net deferred loan origination fees and allowance for loan losses) as of the dates indicated.


                                                        At September 30,
                                           --------------------------------------------
                                                 1996                     1995
                                           -------------------     --------------------
                                                      Percent                  Percent
                                           Amount     of Total     Amount      of Total
                                           ------     --------     ------      --------

                                                         (In Thousands)
Type of Loans:
  One- to four-family..................  $ 20,002      75.86%     $17,715       75.30%
  Residential construction.............       513       1.95          601        2.56
  Multi-family.........................       571       2.16          403        1.71
  Commercial real estate(1)............     1,758       6.67        1,975        8.40
  Commercial...........................       163       0.62          227        0.96
  Consumer:
    Automobile.........................     1,043       3.96          863        3.67
    Home equity/Line of credit.........     1,317       5.00          925        3.93
    Share..............................       425       1.61          341        1.45
    Other..............................       573       2.17          475        2.02
                                           ------     ------       ------      ------
      Total consumer...................     3,358      12.74%       2,604       11.07

      Total loans......................    26,365     100.00%      23,525      100.00%
                                           ======     ======       ======      ======

Less:
  Loans in process.....................       (85)                   (111)
  Net deferred loan origination fees...      (145)                   (133)
  Allowance for loan losses............      (276)                   (275)
                                          -------                 -------
Total loans, net.......................   $25,859                 $23,006
                                          =======                 =======



--------------------------------
(1)   Includes agricultural real estate loans.

      Origination, Purchase and Sale of Loans. The following table sets forth the Bank's loan organizations and loan sales and principal repayments for the periods indicated.

                                   Year Ended September 30,
                                   ------------------------
                                     1996            1995
                                   --------       ---------
                                        (In Thousands)
Total gross loans receivable at
   beginning of period.........      $23,525      $22,984
Loans originated:
  One- to four-family..........      $ 5,386      $ 3,187
  Multi-family.................          215           40
  Commercial real estate.......          131           12
  Construction.................          591          578
  Commercial...................           69           80
  Consumer.....................        2,515        1,806
                                     -------      -------
Total loans originated.........      $ 8,907      $ 5,703
                                     =======      =======

Loans sold:
Total loans sold...............      $    --      $    --

Loan principal repayments......      $ 6,067      $ 5,162
Net loan activity..............      $ 2,840      $   541
                                     =======      =======
Total gross loans receivable at
    end of period..............      $26,365      $23,525
                                     =======      =======

      Loan Maturity Tables. The following table sets forth the maturity of Buffalo Federal's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $6.1 million and $5.2 million, for the years ended September 30, 1996 and 1995, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.



                                                                Commercial    Residential
                                     1-4 Family  Multi-family   Real Estate  Construction   Commercial    Consumer      Total
                                     ----------  ------------   -----------  ------------   ----------    --------      -----
                                                                            (In Thousands)
Non-performing loans   ............   $    10     $   --        $   --        $   --         $  --       $    22      $    32
Amounts Due:
Within 3 months ...................         1         --           232           308            50           574
                                                                                                                         1,165

3 months to 1 year ................         3         --            24           205            27           289           548

After 1 year:
  1 to 3 years ....................       845        200           933            --            24           861         2,863
  3 to 5 years ....................     1,015         --           119            --            34         1,454         2,622
  5 to 10 years ...................     3,660         12           212            --            28           158         4,070
  10 to 20 years ..................    13,956        359           238            --            --            --        14,553
  Over 20 years ...................       512         --            --            --            --            --           512
                                      -------     ------        ------           ---        ------       -------       -------

Total due after one year ..........    19,988        571         1,502            --            86         2,473        24,620
                                      -------     ------        ------           ---        ------       -------       -------

Total amount due ..................   $20,002     $  571        $1,758           513        $  163       $ 3,358       $26,365
                                      =======     ======        ======           ===        ======       =======       =======

Less:
Allowance for loan loss ...........       132          4        $   40             5            10            85           276

Loans in process ..................        --         --            --            77             8            --            85
Net deferred loan fees ............       138          4             3            --            --            --           145
                                      -------     ------        ------           ---        ------       -------       -------
  Loans receivable, net............   $19,732     $  563        $1,715           431        $  145         3,273       $25,859
                                      =======     ======        ======           ===        ======       =======       =======



      The next table sets forth at September 30, 1996, the dollar amount of all loans due one year after September 30, 1996 which have fixed interest rates and have floating or adjustable interest rates.

                                           Floating or
                                Fixed      Adjustable
                                Rates        Rates         Total
                                -----      -----------     -----
                                        (In Thousands)

One- to four-family.....      $19,811       $   177       $19,988
Multi-family............          571             -           571
Construction............            -             -             -
Commercial real estate..        1,502             -         1,502
Commercial..............           86             -            86
Consumer................       $2,185           288       $ 2,473
                              -------       -------       -------
     Total..............      $24,155       $   465       $24,620
                              =======       =======       =======

      One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's Primary Market Area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 80% of the lesser of the appraised value or selling price of property require private mortgage insurance for the borrower. The Bank's strategy is to originate for its portfolio adjustable-rate loans, and five-year balloon loans as well as 20-year or less fixed-rate loans for retention in its portfolio. The Bank intends to sell fixed-rate loans with maturities of greater than 20 years in the secondary market, without recourse and servicing released.

      The Bank offers adjustable-rate loans using primarily a one-year constant maturity treasury interest rate index. During fiscal 1996, the Bank originated one adjustable rate loan that totalled $100,000. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to secondary market guidelines. It is the current policy of the Bank to remain a portfolio lender. At September 30, 1996, the Bank serviced loans for others totalling $81,000.

      Loan originations are generally obtained from existing customers, members of the local community, and referrals from realtors, past customers and contractors within the Bank's lending area. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

      The Bank originates five-year balloon mortgage loans with a 30-year amortization period. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental affect that rising rates could have on net interest income. At September 30, 1996, balloon mortgages totalled $1.48 million, or 5.61% of the Bank's loan portfolio.

      Residential Construction Loans. Residential construction loans are made on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a short term basis and permanent long-term financing is available to these borrowers. No principal payments are required during the construction period, however, interest is due monthly. The maximum loan to value ratio is 80%. If permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be amortized over terms of up to 30 years.

      In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank on a limited basis originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a 12 month period and require interest only payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past three years has been that most speculative loans are repaid well within the 12 month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 80%. At September 30, 1996, there were no speculative construction loans.

      Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions.

      Commercial Real Estate Loans. At September 30, 1996, the commercial real estate portfolio totalled $1.76 million, or 6.67% (of which $625,000 or 2.37% were agricultural land loans) of the loan portfolio. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate. The commercial real estate loans originated by the Bank have generally been made to individuals, small businesses, and partnerships. They have primarily been secured by first mortgages on a motel and restaurant, office buildings and other properties located in its Primary Market Area. The Bank benefits from originating such loans due to higher origination fees and shorter term maturities. Buffalo Federal's commercial real estate loans are fixed-rate and balloon loans with terms of 15 years or less, with loan-to-value ratios not exceeding 75%.

      Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, Buffalo Federal generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is the Bank's current practice to obtain personal guarantees from all principals obtaining this type of loan. The Bank also obtains appraisals on each property in accordance with applicable regulations and appraisal policies. All appraisals on commercial real estate are reviewed by the Bank's management.

      Agricultural Loans. Buffalo Federal engages in lending on improved farm land with no dwelling, building lots and building acreage sites. These properties must have good road access. The loan to value ratio for this type of loan is 75% or less with a maximum loan term of 15 years.

      Buffalo Federal also engages in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is 75% or less with a maximum term of 20 years. These loans can be set up with payment of intervals of interest collected semi-annually and principal annually as well as monthly principal and interest payments. As of September 30, 1996, agricultural farm loans constituted approximately $625,000, or 2.37% of the Bank's loan portfolio. Agricultural land loans are included in commercial real estate loan total. See also "-- Commercial Real Estate Loans."

      Multi-Family Loans. The Bank also makes multi-family loans, including loans on apartment complexes located in the Bank's Primary Market Area. Multi-family loans generally provide higher interest rates than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one- to four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space.

      Consumer Loans. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market area, automobiles, demand loans secured by savings accounts at the Bank, student loans and other loans. The Bank has increased its emphasis on consumer lending in recent years, including new and used automobile loans, to provide a wide range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

      The Bank makes second mortgage loans secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 80% of the appraised value of the residence.

      The Bank generally makes savings account loans for up to 90% of the balance of the account. The interest rate on these loans generally is indexed to the rate paid on the secured savings account, and interest is due at maturity. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

      Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

      Commercial Loans. The Bank on occasion will make commercial loans, primarily to existing customers. At September 30, 1996, commercial loans, consisted primarily of small business loans (primarily secured by livestock, office equipment, and machinery).

      Loan Approval Authority and Underwriting. The Bank's Loan Committee, which consists of the three senior officers, has authority to approve loans up to $125,000. Loans in excess of $125,000 requires approval by the Board of Directors. Individual loan officers have lending authority for consumer loans up to $20,000.

      Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are conducted by four independent appraisers which have been approved by the Bank. The Bank makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, the Bank requires a title commitment. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

      The  Bank  receives  fees  in  connection  with  loan  originations,  loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. The Bank typically receives fees of up to 2 points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The excess, if any, of loan origination fees over direct loan origination expenses is deferred and credited into income over the contractual life of the loan using the level-yield method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

      Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At September 30, 1996, the Bank had $708,000 of commitments to cover originations and $85,000 in undisbursed funds for loans in process. Management believes that virtually all of the Bank's commitments will be funded.

      Loans-to-One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $1.62 million at September 30, 1996.

      At September 30, 1996, the Bank's largest amount of loans to one borrower were all performing residential and commercial real estate loans aggregating approximately $511,000, secured by single-family residential and commercial properties located in the Bank's Primary Market Area.

Non-Performing and Problem Assets

      Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a notice of nonpayment is sent. If payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced. At September 30, 1996, loans past due 30 to 89 days totalled $208,000.

      Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      Non-Performing   Assets.   The  following  table  sets  forth  information
regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                               At September 30,
                                                               1996       1995
                                                                (In Thousands)
Loans accounted for on a non-accrual basis:
  One- to four-family ..................................       $ 10        $ --
  Commercial real estate ...............................         --          --
  Construction .........................................         --          68
  Commercial ...........................................         --          --
  Consumer .............................................         22          --
                                                               ----        ----
Total ..................................................       $ 32        $ 68
                                                               ====        ====
REO ....................................................       $ --        $ 55
                                                               ----        ----
Other non-performing assets ............................       $ --        $ --
                                                               ----        ----
Total non-performing assets ............................       $ 32        $123
                                                               ====        ====
Total non-performing loans to net
  loans ................................................       0.12%       0.30%
                                                               ====        ====
Total non-performing assets to total
  assets ...............................................       0.06%       0.33%
                                                               ====        ====


      Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1996. Amounts included in the Bank's interest income for the year ended September 30, 1996 were, likewise, immaterial.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      At September 30, 1996, the Bank had $63,000 of assets classified as substandard (which consisted of one home loan and eight small dollar consumer loans) and no assets classified as doubtful or loss.
Furthermore, the Bank had no special mention loans at that date.

      Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition. At September 30, 1996, the Bank had no repossessed assets.

      Allowances for Loan Losses. It is management's policy to provide for unidentified losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions.

      The amount of provisions recorded in future periods may be significantly greater or lesser than the provisions taken in the past. The allowance for loan losses, as a ratio of total net loans was 1.06% at September 30, 1996.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                At September 30,
                                   -------------------------------------------
                                         1996                   1995
                                   -------------------------------------------
                                            Percent of             Percent of
                                             Loans to               Loans to
                                   Amount   Total Loans  Amount    Total Loans
                                   ------   -----------  ------    -----------

                                             (Dollars in Thousands)
At end of period allocated to:
One-to four-family.....             $ 132       75.86%     $132       75.30%

Multi-family...........                 4        2.16         4        1.71
Commercial real estate.                40        6.67        40        8.40
Construction...........                 5        1.95         5        2.56
Commercial.............                10        0.62        10        0.96
Consumer...............                85       12.74        84       11.07
                                    ------     ------      ----      ------
Total allowance........             $  276     100.00%     $275      100.00%
                                    ======     ======      ====      ======


      Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                       Year Ended September 30,
                                                      -------------------------
                                                        1996            1995
                                                      ----------      ---------
                                                        (Dollars in Thousands)

Total loans outstanding ........................      $ 26,365        $ 23,525

Allowance balances (at beginning of
period) ........................................           275             207
Provision (loan loss benefit):
  One- to four-family ..........................            --              50
  Commercial real estate .......................            --              --
  Commercial ...................................            --              --
  Consumer .....................................            --              (8)
                                                         -----           -----
    Net provision (loan loss benefit) ..........            --              42
Net charge-offs (recoveries):
  One- to four-family ..........................           (11)            (13)
  Commercial real estate .......................            --              --
  Commercial ...................................            --              (4)
  Consumer .....................................            10              (9)
                                                         -----           -----
    Net charge-offs (recoveries) ...............            (1)            (26)
                                                         -----           -----

Allowance balance (at end of period)$ ..........           276        $    275
                                                         =====           =====
Allowance for loan losses to total
  loans, net ...................................          1.06 %          1.18 %
                                                         =====           =====

Net charge-offs (recoveries) to
   loans receivable, net .......................         (0.01)%         (0.11)%
                                                         =====           =====

Investment Activities

      General. Buffalo Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See also " -- Bank Regulation -- Federal Home Loan Bank System." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 1996, the Bank's investment portfolio policy allowed investments in only U.S. Treasury obligations, U.S. Agency securities, mortgage-backed securities, municipal securities, federally-insured certificates of deposit, federal funds, FHLMC stock and FHLB overnight and term deposits. The Board of Directors may authorize additional investments.

      Mortgage-Backed Securities. Primarily to supplement lending activities, Buffalo Federal invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Investment decisions are made by the Bank's Investment Committee, which consists of the three senior officers. Two of the three committee members must agree on all decisions.

      Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Bank ("GNMA"), and Federal National Mortgage Bank ("FNMA"). Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed-rate mortgage loans or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market.

      Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to 30 years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

      The Bank also purchases mortgage-backed securities issued by government agencies which are currently qualified under the Internal Revenue Code, as amended (the "Code") as REMICs. REMICs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the REMIC. Certain residual REMIC interests may be riskier than many regular REMIC interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

      At September 30, 1996, all of the Bank's investment in REMICs consisted of regular interests and did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residuals or interest-only and principal-only securities. The REMICs held by the Bank at September 30, 1996 consisted solely of fixed-rate tranches. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. The securities are PACs (Planned Amortization Classes) and are designed to provide a specific principal and interest cash-flow.

      At September 30, 1996, the Bank had REMICs with an aggregate carrying amount (including discounts and premiums) of $1.58 million, of which none were privately issued.

      Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and are used to collateralize borrowings of the Bank. Mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC (except interest-only securities or residuals) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "-- Bank Regulation -- Regulatory Capital Requirements."

      During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less that the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

      Step-Up Bonds and Structured Notes. The Bank previously invested in step-up bonds issued by the FHLB and FNMA. These securities represent obligations of the FHLB or the FNMA to repay principal with interest that is either fixed or fluctuates in accordance with a formula tied to various indices. Certain of these securities involved certain risks not associated with investments in a conventional debt security. The Bank had purchased the step-up bonds in an effort to decrease the Bank's sensitivity to rising interest rates. At September 30, 1996, the bonds had an amortized cost of $1.35 million, with a market value of $1.34 million.

      The Bank's step-up bonds have step-up periods ranging from one to two years. The bonds are callable at the time they step-up. The Bank's current intention is to discontinue purchases of step-up bonds.

      In addition,  the Bank maintains in its investment  portfolio a structured note issued by the FNMA. This note represents an obligation of the FNMA to repay principal and interest that fluctuates in accordance with an interest formula tied to the Ten-year Constant Maturity Treasuries ("CMT"). The interest rate floor on the note is 5%. The note, with an amortized cost of $500,000 and a market value of $471,000 at September 30, 1996 has a maturity date of April 21, 2000. The Bank invested in this note (an "inverse floater") to hedge against falling interest rates.

      Investments in such notes and bonds entail certain risks not associated with investments in a conventional debt security. If the interest rate on a note is indexed, the change in the interest rate may result in an interest rate that is less than that payable on a conventional fixed-rate debt security issued at the same time. Moreover, the secondary market for such notes is affected by factors independent of the creditworthiness of the issuer and the value of the index, including other interest rates, the volatility of the index to which the notes is tied, time remaining to maturity, and the amount of such notes outstanding. The value of the index to which interest on the notes is tied may depend on a number of interrelated factions, including, economical, financial, and political events over which the issuer has no control. Structured notes may also expose institutions to greater interest rate risk due to the presence of imbedded call options as well as interest rate caps and floors.

      Investment Securities Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, securities available for sale portfolio, short-term investments and FHLB stock at the dates indicated. At September 30, 1996, the market value of the Bank's investment securities portfolio was $10.18 million and securities available for sale portfolio was $13.37.

                                                             At September 30,
                                                             ----------------
                                                             1996        1995
                                                             ----        ----
                                                              (In Thousands)

Investment securities held to
  maturity
 U.S. Agency securities ............................       $ 5,751       $ 6,491
 Municipal securities ..............................           223           215
 FHLMC preferred stock .............................           100           100
 GNMA ..............................................         1,695         1,544
 FNMA ..............................................           775           869
 FHLMC .............................................         1,749           721
 Other pass-throughs ...............................            10            15
                                                           -------       -------
   Total investment securities held to
    maturity .......................................       $10,303       $ 9,955
                                                           =======       =======
Securities available for sale(1)(2).................        11,898           700
REMICS available for sale(2) .......................         1,567         1,522
                                                           -------       -------
   Total securities available for sale..............       $13,465       $ 2,222
                                                           =======       =======
Interest-bearing deposits ..........................            99           693
FHLB stock .........................................           400           371
                                                           -------       -------
   Total ...........................................       $24,267       $13,241
                                                           =======       =======

---------------------------------
      (1) Includes U.S. Agency securities, GNMA and FHLMC mortgage-backed securities.
      (2) Amounts shown at amortized costs, but carried at fair value.

      The following table sets forth information regarding the scheduled maturities, carrying value, market value and weighted average yields for the Bank's investment securities at September 30, 1996.


                                                                       As of September 30, 196
                               ----------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                One Year or Less  One to Five Years   Five to Ten Years More than Ten Years   Investment Securities
                               -----------------  -----------------   ----------------- -------------------   ---------------------
                               Amortized Average Amoritized Average Amortized  Average Amortized  Average  Amortized Average  Market
                                  Cost    Yield     Cost     Yield    Cost     Yield     Cost      Yield      Cost    Yield    Value
                               --------- ------- ---------- ------- ---------  ------- ---------  -------  --------- -------  ------
                                                                           (Dollars in Thousands)
Investment securities held to
 maturity:
U. S. Agency securities .......  $   --        %    $2,853    6.00%  $ 2,898    6.68%   $   --           %  $ 5,751    6.34% $ 5,625
Municipal securities ..........      --                 20    9.30       203    5.70        --                  223    6.02      228
Mortgage-backed securities and
 other pass-throughs ..........      --                 10    7.50       437    8.20     3,782       5.83     4,229    6.81    4,226

FHLMC stock ...................     100    7.90         --      --        --      --        --                  100    7.90      102
Securities available for sale(1)     --              3,450    6.73     4,400    7.39     4,048       5.83    11,898    6.67   11,846
REMICs available for sale .....      --                500    6.63       360    5.75       707       6.50     1,567    6.37    1,519
                                 ------    ----     ------    ----   -------    ----    ------       ----   -------    ----  -------
  Total .......................  $  100    7.90%    $6,833    6.42%  $ 8,298    7.07%   $8,537       6.26%  $23,768    6.61% $23,546
                                 ======    ====     ======    ====   =======    ====    ======       ====   =======    ====  =======


-------------------------
      (1)  Includes U.S. Agency securities and mortgage-backed securities.

Sources of Funds

      General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. Buffalo Federal derives funds from amortization and prepayment of loans and, to a lesser extent, maturities of investment securities, borrowings, maturities of mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Buffalo Federal also utilizes FHLB advances to meet liquidity and investing needs.

      Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, NOW accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

      The interest rates paid by the Bank on deposits are set weekly at the direction of senior management. The Bank determines the interest rate to offer the public on new and maturing accounts by reviewing the market interest rates offered by competitors and the national market. The Bank reviews, weekly, the interest rates being offered by other financial institutions within its primary market area.

      Passbook savings, money market and NOW accounts constituted $10.05 million, or 34.2%, of the Bank's deposit portfolio at September 30, 1996. Certificates of deposit (or time deposits) constituted $19.32 million, or 65.8% of the deposit portfolio of which $5.04 million, or 17.2% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. As of September 30, 1996, the Bank had no brokered deposits.

      Time Deposits by Rate. The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.


                                            At September 30,
                                            ----------------
                                            1996       1995
                                            ----       ----
                                             (In Thousands)

Interest Rate
2.01 - 4.00%............................   $     --    $    --
4.01 - 6.00%............................     16,574     13,486
6.01 - 8.00%............................      2,748      5,668
8.01 -10.00%............................        -            4
                                            -------     ------
                  Total.................   $ 19,322    $19,158
                                            =======     ======

     Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at September 30, 1996.


                                                          Amount Due
                             ---------------------------------------------------------------------
                                                                             After
                             September 30,  September 30,  September 30,  September 30,
Interest Rate                    1997           1998           1999           2000           Total
-------------                    -----         ------         ------         ------         ------
                                                        (In Thousands)

4.01-6.00%...............      $  13,267      $   2,007      $   1,107       $    193      $  16,574
6.01-8.00%...............            938          1,008            642            160          2,748
8.01-10.00%..............              -              -              -              -              -
                               ---------      ---------      ---------       --------      ---------

      Total..............      $  14,205      $   3,015      $   1,749       $    353      $  19,322
                               =========      =========      =========       ========      =========


      Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                                 Certificates
Maturity Period                                                   of Deposit
---------------                                                  --------------
                                                                 (In Thousands)
Within three months ...........................................      $1,132
More than three through six months.............................         983
More than six through twelve months............................       2,620
Over twelve months ............................................         305
   Total ......................................................      $5,040
                                                                     ======


     Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:


                                       Year Ended
                                      September 30,
                                     ---------------
                                     1996       1995
                                     ----       ----
                                       (In Thousands)
Net increase (decrease)
  before interest credited.....    $   (9)   $(1,764)
Interest credited..............     1,171        993
                                     -----     ------
Net increase (decrease) in
  savings deposits.............    $ 1,162   $  (771)
                                     =====    ======




      Borrowings. The Bank may obtain advances from the FHLB of Seattle to supplement its supply of lendable funds. Advances from the FHLB of Seattle are typically secured by a pledge of the Bank's stock in the FHLB of Seattle and a portion of the Bank's first mortgage loans and certain other assets. The Bank utilizes short-term FHLB advances primarily to fund loan originations and as a hedge against interest rates whereby funds from advances are invested in callable government agencies with terms to maturity of three to ten years. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, the Bank had $6.11 million of borrowings from the FHLB of Seattle that consisted of $6.00 million in fixed-rate advances with rates of 5.26% to 6.54%, and a $113,000 amortizing advance at 4.36%. FHLB advances have been utilized by the Bank to fund loan demand and to purchase investment securities. The Bank has used FHLB advances to fund the purchase of investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the rate earned on the investment securities and the rate paid on the FHLB advances.

      The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.


                                                    Year ended September 30,
                                                    ------------------------
                                                        1996         1995
                                                    -----------   ----------

Short-term FHLB advances:
  Average balance outstanding                       $3,723,000    $1,439,000

  Maximum amount outstanding at any month-end
    during the period                               $5,500,000    $2,469,000

  Weighted average interest rate during the period        5.58%         4.70%

Total short-term borrowings at end of period        $5,213,000    $2,469,000



Personnel

      At September 30, 1996 the Bank had ten full-time and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

      Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Bank Regulation

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System").

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress could have a material adverse impact on the Company and the Bank and their operations.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). If an institution has no tangible capital, the FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

      Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $186,569 on November 27, 1996 to recapitalize the SAIF. This expense was recognized during the fourth quarter of fiscal 1996. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums has not been determined at this time.

      Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. A member of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Bank's Fico Bond premium would have been approximately $19,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the

SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets.

      Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

      The OTS requires a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS assesses the quality of risk management and the level of risk in each savings association on a case-by-case basis.

      The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

      Set forth below is information regarding the Bank's regulatory capital at September 30, 1996.

                                          Percent of
                            Amount      Adjusted Assets
                           -------      ---------------
                                  (In Thousands)

GAAP Capital               $10,523


Tangible Capital:
Regulatory requirement         774            1.50%
Actual capital              10,589           20.51%
  Excess                     9,815           19.01%

Core Capital:
Regulatory requirement       1,549            3.00%
Actual capital              10,589           20.51%
  Excess                     9,040           17.51%

Risk-Based Capital:
Regulatory Requirement       1,655            8.00%
Actual capital              10,847           52.42%
  Excess                     9,192           44.43%





      Net Portfolio Value. In order to encourage associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Bank's quarterly reports to the OTS, the Bank receives a report which measures interest rate risk by modeling the change in the Net Portfolio Value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at September 30, 1996 and the Bank was not exempt from the rule, the Bank's level of interest rat risk would have caused it to be treated as an institution with greater than "normal" interest rate. This would have resulted in a reduction in the risk-based capital ratio from the September 30, 1996 calculation of 52.42% to 48.22%, which is in excess of the required minimum of 8.00%. Utilizing the NPV measurement concept, at September 30, 1996, this would have resulted in a $2.79 million, or 24.49% decrease in the Bank's NPV, assuming a 200 basis point increase in interest rates with no effect given to steps management may take to counter the effect of that interest rate movement.

      The following table is provided by the OTS and illustrates the change in NPV at September 30, 1996, based on OTS assumptions, that will occur in the event of an immediate change in interest rate with no effect given to any steps which management might take to counter the effect of that interest rate movement.



                                                            Net Portfolio as % of
                            Net Portfolio Value           Portfolio Value of Assets
                            --------------------          -------------------------
Basis Point ("bp")
 Change in Rates   $ Amount    $ Change(1)   % Change     NPV Ratio (2)   Change(3)
-----------------  ---------  ------------  -----------  --------------  ----------
                               (Dollars in Thousands)
           400 bp      5,880     (5,509)         (48)         12.69%     (900)bp
           300 bp      7,204     (4,185)         (37)         15.06      (662)bp
           200 bp      8,600     (2,790)         (24)         17.41      (427)bp
           100 bp     10,017     (1,372)         (12)         19.65      (203)bp
             0 bp     11,389                                  21.68
         (100) bp     12,613      1,223           11          23.39       170 bp
         (200) bp     13,579      2,189           19          24.65       296 bp
         (300) bp     14,414      3,025           27          25.68       400 bp
         (400) bp     15,395      4,005           35          26.86       517 bp


-----------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV"). The Bank's PV is the estimated present value of total assets. The PV of the Bank as of September 30, 1996, assuming no changes in interest rates, was $52.53 million.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

      Under the OTS interest rate risk capital rule, those institutions with greater than "normal" levels of interest rate risk will be subject to an interest rate risk component in calculating their risk-based capital ratio. An institution with a "normal" level of interest rate risk is defined as one whose "Measured Interest Rate Risk" is less than 2.0%.

      The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At September 30, 1996, the change in NPV as a percentage of portfolio value of total assets is negative 5.31%, which is greater than negative 2.0%, indicating that the Bank has a greater than "normal" level of interest rate risk. As mentioned earlier, the Bank is exempt from any additional capital requirements; however, had the Bank been subject to the IRR capital component, its IRR capital component at September 30, 1996 would be approximately $869,000.


                                                 September 30,    September 30,
                                                      1996            1995
                                                 -------------    -------------



RISK MEASURES: 200 BP RATE SHOCK:

Pre-Shock NPV Ratio: NPV as % of PV of Assets         21.68%          15.95%

Exposure Measure: Post-Shock NPV Ratio......          17.41%          13.26%

Sensitivity Measure: Change in NPV Ratio....         (427)bp        (269) bp



CALCULATION OF CAPITAL COMPONENT:

Change in NPV as % of PV of Assets..........         (5.31)%         (3.24)%

Interest Rate Risk Capital Component ($000) (1)         --              --

--------------------
(1) No amounts are shown on the interest rate risk capital component line because the Bank is exempt from the IRR capital component.

      Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income. Furthermore, in times of decreasing interest rates, the value of fixed-rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank.

      Management believes that the NPV method of assessing the Bank's exposure to interest rate risk and potential reductions in net interest income is a useful tool for measuring risk. Management also believes that strategies
employed  to  respond  to  changing   interest  rate  environments  can  have  a
significant impact upon the net value of assets and extent of earnings fluctuations. Also, management believes that a strong equity capital position and existence of the corporate authority to raise additional capital as necessary act as valuable tools to absorb interest rate risk.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory notice. As of September 30, 1996, the Bank was a Tier 1 institution.

      In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank would become a Tier 2 or Tier 3 institution and, as a result, its ability to make capital distributions could be restricted. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may only make capital distributions of up to 75% of net income over the most recent four quarter period. Tier 3 associations, which are associations that do not meet current minimum capital requirements, that propose to make any capital distribution, and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level, must obtain OTS approval prior to making such distribution. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The OTS has proposed rules relaxing certain approval and notice requirements for well-capitalized institutions.

      A savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (i.e., not meet any one of its minimum regulatory capital requirements). Further, a savings association cannot distribute regulatory capital that is needed for the liquidation account.

      Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks ("FHLBs"), FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Bank was in compliance with its QTL requirement with 77.37% of its assets invested in QTIs.

      Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital and collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1996, the Bank's liquidity ratio was 18.88%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations and other financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Bank had $400,000 in FHLB stock, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 20% of a member's total assets and limiting total advances to a member. At September 30, 1996, this limit was approximately $10.30 million for the Bank.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended September 30, 1996, dividends paid by the FHLB of Seattle to the Bank totalled $29,000.

      Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve System requires a reserve.

      Savings associations have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System. The Bank had no borrowings from the Federal Reserve System at September 30, 1996.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The OTS reported that Buffalo Federal had a "satisfactory record of meeting community credit needs," in its examination dated September 5, 1995.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is be required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

      QTL Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies and those activities specified by the OTS as permissible for a multiple savings and loan holding company unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition.

      Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval.

      Federal Securities Law. The Company's Common Stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Other Regulatory Events

      Recapture of Post-1987 Bad-Debt Reserves. Prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, certain thrift institutions such as the Bank were allowed income tax deductions for bad debts under methods more favorable than those granted to other taxpayers. The Small Business Job Protection Act repealed the Code Section 593 reserve method of accounting for bad debts by thrift institutions, effective for tax years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks (banks with assets of more than $500 million) are required to use only the specific charge off method.

      The amount of the applicable excess reserves will be included in taxable income ratably over a six taxable year period, beginning with the first taxable year beginning after 1995. However, because the Company meets certain residential loan requirements it will defer the beginning of such six year period for two years.

      For the Bank, a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the Bank's reserves would have been at the close of its last tax year beginning before January 1, 1996, had the Bank always used the experience method. At September 30, 1996, the Bank had $398,000 of pre-1988 bad-debt reserves (base year reserve). Since the percentage of taxable income method for tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS No. 109, this change in the tax law will not have a material effect on the Company's financial statements.

Item  2.  Description of Property

      (a) Properties.

      The Company owns no real property but utilizes the office owned by the Bank. The Bank owns and operates from its office located at 106 Fort Street, Buffalo, Wyoming 82834. The Bank has a total investment in office property and equipment of $972,000 with a net book value of $502,000 at September 30, 1996.

      (b) Investment Policies.

      See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

     (2) Investments in Real Estate Mortgages. See "Item 1. Business -- Lending Activities" and "Item 1. Business -- Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business -- Lending Activities," "Item
1. Business -- Regulation of the Bank," and "Item 1. Business -- Subsidiary Activity."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.

Item  3.  Legal Proceedings

      The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the opinion of management, currently there are no such claims or lawsuits that would have a material adverse effect on the Company's results of operations or financial condition.

Item  4.  Submission of Matters to a Vote of Security Holders

      The Company held a special meeting of stockholders on October 2, 1996 (the "Special Meeting"). The purpose of the Special Meeting was to seek stockholder approval of the Company's stock option plan (the "Option Plan") and the Bank's management stock bonus plan ("MSBP"). The following table indicates the voting on each matter considered.

                         For       Against     Abstain
                       -------------------------------
      Option Plan      588,858     203,603      30,358
      MSBP             687,616     106,316      30,358


                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

      The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The  required   information   is   contained  in  the  section   captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item  7.  Financial Statements

      The Company's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act

      The information contained under the sections captioned "Filing of Beneficial Ownership Reports" and "Information with Respect to Nominees for
Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

      The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K

(a) Exhibits are either attached as part of this Report or incorporated herein by reference.

      3.1 Articles of Incorporation of Crazy Woman Creek Bancorp Incorporated*

      3.2 Bylaws of Crazy Woman Creek Bancorp Incorporated*

      10  Employment contract with Crazy Woman Creek Bancorp Incorporated*

      11 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)

      13 Annual Report to Stockholders for the fiscal year ended September 30, 1996.

      21 Subsidiaries of the Registrant (See "Item 1. Business of the Company" and "-- Business of the Bank".)

      27  Financial Data Schedule

(b)   Reports on Form 8-K.

     None.


* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (33-80557) declared effective by the Commission on February 12, 1996.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              CRAZY WOMAN CREEK BANCORP INCORPORATED



                              By:  /s/ Deane D. Bjerke
                                   ------------------------------------
                                   Deane D. Bjerke
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)


      In accordance with the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Deane D. Bjerke                           Dalen C. Slater
President and Chief Executive Officer     Senior Vice President
(Principal Executive Officer)             (Principal Financial and Accounting
                                             Officer)
Dated:  December 27, 1996                 Dated:  December 27, 1996



Richard Reimann                           Douglas D. Osborn
Chairman of the Board                     Director
Dated:  December 27, 1996                 Dated:  December 27, 1996



Greg L. Goddard                           Thomas J. Berry
Director                                  Director
Dated:  December 27, 1996                 Dated:  December 18, 1996



Sandra K. Todd
Director
Dated:  December 18, 1996