Form 10QSB
period 1996-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 1997-02-03
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to __________

                          Commission File No. 0-27714

                   Crazy Woman Creek Bancorp Incorporated
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Wyoming                                       83-0315410
  --------------------------------                   -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                   106 Fort Street, Buffalo, Wyoming  82834
                   ----------------------------------------
                   (Address of principal executive offices)


                                (307) 684-5591
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes   X     No
                                                                 ------     ----


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class:      Common Stock, par value $.10 per share
                  Outstanding at January 29, 1997:  1,005,100

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                 ----    ----

                    CRAZY WOMAN CREEK BANCORP INCORPORATED

                             INDEX TO FORM 10-QSB


                                                                        Page
                                                                        -----

PART I     FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition at December
           31, 1996 (unaudited) and September 30, 1996 (audited).......   1

           Consolidated Statements of Income for the three months
           ended December 31, 1996 and 1995 (unaudited)................   2

           Consolidated Statements of Cash Flows for the three months
           ended December 31, 1996 and 1995 (unaudited)................   3

           Notes to Unaudited Interim Consolidated Financial
           Statements..................................................   4


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   6



PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings...........................................  12

Item 2.    Changes in Securities.......................................  12

Item 3.    Defaults upon Senior Securities.............................  12

Item 4.    Submission of Matters to a Vote of Security Holders.........  12

Item 5.    Other Information...........................................  13

Item 6.    Exhibits and Reports on Form 8-K............................  13



SIGNATURES

                   CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Financial Condition

                                                                                   December 31,   September 30,
                                                                                       1996          1996
                                                                                   ------------   -------------
                                                                                    (unaudited)    (audited)

Assets

Cash and cash equivalents .........................................................   $    992      $    451

Interest bearing time deposits ....................................................         99            99

Investment and mortgage-backed securities available-for-sale ......................     13,695        13,365

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $9,809 in December 1996 and $10,181 in September 1995)      9,831        10,303

Stock in Federal Home Loan Bank of Seattle, at cost ...............................        408           400

Loans receivable, net .............................................................     26,637        25,859

Accrued interest receivable .......................................................        418           496

Real estate owned .................................................................         --            --

Premises and equipment, net .......................................................        484           502

Other assets ......................................................................         29            42
                                                                                      --------      --------

    Total assets ..................................................................   $ 52,593      $ 51,517
                                                                                      ========      ========

Liabilities and Stockholders' Equity

Liabilities

  Deposits ........................................................................     29,069        29,371

  Advances from Federal Home Loan Bank ............................................      7,485         6,113

  Advances from borrowers for taxes and insurance .................................         10            53

  Federal income tax payable ......................................................         45            15

  Deferred income taxes ...........................................................        116            81

  Dividends payable ...............................................................        106           106

  Accrued expenses and other liabilities ..........................................        110           270
                                                                                      --------      --------

    Total liabilities .............................................................     36,941        36,009
                                                                                      --------      --------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares authoriz$d; .........         --      $     --
    none issued and outstanding

  Common stock, par value $.10 per share, 5,000,000 shares authorized;
    1,058,000 issued and outstanding at December 31, 1996 .........................        106           106

  Additional paid-in surplus ......................................................     10,029        10,027

  Retained earnings, substantially restricted .....................................      6,120         6,058

  Unrealized gain(loss) on securities available-for-sale ..........................          3           (66)

  Less stock acquired by ESOP .....................................................       (606)         (617)
                                                                                      --------      --------

    Total stockholders' equity ....................................................     15,652        15,508
                                                                                      --------      --------

    Total liabilities and stockholders' equity ....................................   $ 52,593      $ 51,517
                                                                                      ========      ========

See notes to unaudited interim consolidated financial statements.

                   CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                             Consolidated Statements of Income

                                                         Three Months Ended
                                                            December 31,
                                                         -------------------
                                                            1996     1995
                                                         ---------- --------

                                                              (Unaudited)

Interest Income:                                    (Dollars in Thousands except
                                                           earnings per share)

  Loans receivable ........................................  $ 552   $510

  Mortgage-backed securities ..............................    161     84

  Investment securities ...................................    236    113

  Interest bearing time deposits ..........................      1      9

  Other ...................................................     12     15
                                                             -----   ----

     Total interest income ................................    962    731
                                                             -----   ----

Interest expense:

  Deposits ................................................    355    362

  Advances from FHLB of Seattle ...........................    102     44
                                                             -----   ----

     Total interest expense ...............................    457    406
                                                             -----   ----

     Net interest income ..................................    505    325

Provision for loan losses (loan loss benefit) .............     --     --
                                                             -----   ----

     Net interest income after provision for loan loses....    505    325

Non-interest income:

  Customer service charges ................................      9     10

  Other operating income ..................................      7      9

  Gain on sale of investment and mortgage-backed securities     12

  Gain on sale of other real estate owned .................     --     14
                                                             -----   ----

     Total non-interest income ............................     16     45

Non-interest expense:

  Compensation and benefits ...............................    125    100

  Occupancy and equipment .................................     32     22

  FDIC/SAIF deposit insurance premiums ....................     16     16

  Advertising .............................................     11      8

  Data processing services ................................     25     21

  Other ...................................................     68     37
                                                             -----   ----

     Total non-interest expense ...........................    277    204
                                                             -----   ----

     Income before income taxes ...........................    244    166

Income tax expense ........................................     83     57
                                                             -----   ----

     Net income ...........................................  $ 161   $109
                                                             =====   ====

Dividends declared per common share .......................  $0.10   N/A
                                                             =====   ====

Earnings per common share .................................  $0.16   N/A
                                                             =====   ====

See notes to unaudited interim consolidated financial statements.

                CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                            December 31,

                                                                                          1996        1995

                                                                                           (In Thousands)

Cash flows from operating activities:                                                        (Unaudited)

  Net income .........................................................................   $   161    $   109

  Adjustments to reconcile net income to net cash provided by operating activities

    Provision for loan losses (loan loss benefit) ....................................        --         --

    Federal Home Loan Bank stock dividend ............................................        (8)        (7)

    Depreciation .....................................................................        23         15

    Gain on sale of investment and mortgage-backed securities held-to-maturity .......       (12)

    Gain on sale of other real estate owned ..........................................        --        (14)

    ESOP shares committed to be released .............................................        13         --

Change in:

        Accrued interest receivable ..................................................        78         24

        Other assets .................................................................        13        (55)

        Federal income taxes payable .................................................        30         24

        Accrued expenses and other liabilities .......................................      (160)       (26)
                                                                                         -------    -------

           Net cash provided by operating activities .................................       150         58

Cash flows from investing activities:

  Net change in interest bearing deposits ............................................        --         99

  Purchases of investment and mortgage-backed securities available-for-sale...........    (2,205)        --

  Maturities of investment and mortgage-backed securities available-for-sale..........     1,979          8

  Purchases of investment and mortgage-backed securities held-to-maturity ............    (2,410)

  Maturities of investment and mortgage-backed securities held-to-maturity............       472      2,700

  Proceeds from the sale of investment and mortgage-backed securities held-to-maturity       271

  Net change in loans receivable .....................................................      (778)      (555)

  Purchases of premises and equipment ................................................        (5)        (8)

  Proceeds from sale of other real estate owned ......................................        --         69
                                                                                         -------    -------

    Net cash used in investing activities ............................................      (537)       174

Cash flows from financing activities:

  Net change in deposits .............................................................      (302)       597

  Net changes in advances from Federal Home Loan Bank ................................     1,372       (353)

  Net change in advances from borrowers for taxes and insurance ......................       (43)       (30)

  Dividends paid to stockholders .....................................................       (99)        --
                                                                                         -------    -------

    Net cash provided in financing activities ........................................       928        214
                                                                                         -------    -------

Net increase (decrease) in cash and cash equivalents .................................       541        446

Cash and cash equivalents at beginning of year .......................................       451        268
                                                                                         -------    -------

Cash and cash equivalents at end of period ...........................................   $   992    $   714
                                                                                         =======    =======

See notes to unaudited interim consolidated financial statements

         Notes to Unaudited Interim Consolidated Financial Statements

                               December 31, 1996


NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, the reader should refer to the annual report of Crazy Woman Creek Bancorp Incorporated (the "Corporation").

The accompanying consolidated financial statements include the accounts of the Corporation and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

NOTE 3:     RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Statement No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

Statement No. 125 generally requires the Corporation to recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of earnings in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. Statement No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment be measured like debt securities available-for-sale or trading securities under Statement No.
115. The Corporation intends to adopt the provisions of Statement No. 125 on January 1, 1997, and management expects adoption will not have a material effect on the financial position or operations of the Corporation.

NOTE 4:     EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the conversion from mutual to stock ownership on March 29, 1996, are assumed to have been outstanding for all of fiscal year 1996, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares are considered to be outstanding. At December 31, 1996, there were 3,429 allocated ESOP shares. The weighted average shares outstanding was computed at 995,905, net of weighted average unallocated ESOP shares (62,095).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL
-------

The Corporation is a unitary savings and loan holding company of the Bank. At the present time, the Corporation's only assets are its investment in the Bank, loans to the Bank's Employee Stock Option Plan ("ESOP") and the Bank. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity loans, consumer loans and loans secured by savings accounts. The Bank also invests in mortgage-backed securities and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans.

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

FINANCIAL CONDITION
-------------------

Total assets increased by $1.07 million or 2.1% from $51.52 million at September 30, 1996 to $52.59 million at December 31, 1996. Asset growth was attributed to a $778,000 increase in net loans receivable, a $541,000 increase in cash and cash equivalents, and a $330,000 increase in investment securities available for sale. Asset growth was somewhat offset by a $472,000 decline in investment securities held to maturity.

Asset growth was primarily funded through additional advances from the Federal Home Loan Bank of Seattle ("FHLB") and retained earnings. FHLB advances increased by $1.38 million from $6.11 million at September 30, 1996 to $7.49 million at December 31, 1996. Meanwhile, total deposits declined by $302,000 from $29.37 million at September 30, 1996 to $29.07 million at December 31, 1996.

Total stockholders' equity increased by $144,000 as a result of continued earnings and due to an improvement in the market value of investment securities available for sale. The increase in stockholders' equity was reduced by a $.10 per share dividend that was declared in December, 1996.

ASSET QUALITY
-------------

Non-performing loans totaled $90,000 at December 31, 1996 or 0.17% of total assets. This compares to $32,000 at September 30, 1996, or 0.06% of total assets. Non-performing loans were comprised of two residential loans and six consumer loans.

RESULTS OF OPERATIONS
---------------------

      Comparison of Three Months Ended December 31, 1996 and 1995.
      ------------------------------------------------------------

Net Income. The Corporation reported net income of $161,000 for the three months ended December 31, 1996 as compared to $109,000 for the three months ended December 31, 1995. Net income was higher for the three months ended December 31, 1996 than the same period in 1995 primarily as a result of an increase in average earning assets. The increase in average earning assets was primarily funded by the $9.49 million in net proceeds received from the Corporation's initial stock offering that was completed on March 29, 1996. Net income for the three months ended December 31, 1995 included $26,000 in gains from the sale of a repossessed home and certain mortgage-backed securities.

Interest Income. Total interest income increased by $231,000 or 31.6% from $731,000 for the three months ended December 31, 1995 to $962,000 for the three months ended December 31, 1996. The increase is primarily attributed to an increase in average earning assets from $36.88 million for the three-month period ended December 31, 1995 to $51.36 million for the three month-period ended December 31, 1996. This increase in volume caused interest income to increase by $261,000 for the periods covered. The increase in interest income caused by the increase in the volume of average earning assets was offset by a decline in the yield of average earning assets for the periods covered. The yield on average earning assets declined from 7.93% for the three months ended December 31, 1995 to 7.49% for the three months ended December 31, 1996. The decline can be attributed to a general decrease in the yield on loans originated and the yield on investment securities purchased for the three-month period ended December 31, 1995 compared to the three-month period ended December 31, 1996.

Interest Expense. Interest expense increased by $51,000 from $406,000 for the three months ended December 31, 1995 to $457,000 for the three months ended December 31, 1996. The increase in interest expense was due, in part, to an increase in the volume of average FHLB advances. Average FHLB advances increased from $2.98 million for the three-month period ended December 31, 1995 to $7.23 million for the three-month period ended December 31, 1996. A decline in the cost of funds from 5.18% for the three months ended December 31, 1996 to 5.08% caused interest expense to decrease by $14,000 for the periods covered.

Provisions for Credit Losses. There were no provisions for loan losses for either the three months ended December 31, 1996 or 1995. There were also no credit losses during those periods. In determining the provisions for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the reserve for loan losses will be adequate to cover losses, which may in fact be realized in the future and that additional provisions will not be required.

Net Interest Income. Net interest income increased by $180,000 from $325,000 for the three months ended December 31, 1995 to $505,000 for the three months ended December 31, 1996 primarily as a result of an increase in average earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended December 31, 1996 was 142.65% compared to 117.65% for the same period in 1995.

Net interest margin improved from 3.53% for the three months ended December 31, 1995 to 3.93% for the three months ended December 31, 1996 primarily as a result of the increase in average earning assets.

Total Non-interest Income. Total non-interest income declined by $29,000 from $45,000 for the three months ended December 31, 1996 to $16,000 for the three months ended December 31, 1995. Most of the decline was caused by a $26,000 reduction in gains from the sale of other real estate owned and mortgage-backed securities that were taken during the three months ended December 31, 1995. No such gains occurred for the three months ended December 31, 1996. The balance of the decline was attributed to a drop in customer service charges and other operating income.

Total Non-interest Expense. Total non-interest expense increased by $73,000 from $204,000 for the three months ended December 31, 1995 to $277,000 for the three months ended December 31, 1996 primarily as a result of an increase in compensation expense and costs associated with being a public company. Compensation expense increased by $25,000 from $100,000 for the three months ended December 31, 1995 to $125,000 for the three months ended December 31, 1996. The increase in compensation expense was primarily attributed to expenses associated with the Bank's ESOP and the Corporation's Management Stock Bonus Plan ("MSBP"); the MSBP was approved by the majority of stockholders at a special meeting held on October 2, 1996. The increase in compensation was also caused by general employee pay increases and the hiring of an additional employee.

Other operating expenses increased by $31,000 from $37,000 for the three months ended December 31, 1995 to $68,000 for the three months ended December 31, 1996 as a result of increased legal fees and other costs associated with being a public company. Legal fees totaled $19,000 for the three months ended December 31, 1996 compared to $1,000 for the same period in 1995. Legal fees included work done on the ESOP and MSBP, Securities and Exchange Commission annual reporting douments, the special stockholders' meeting conducted on October 2, 1996 and other related items. These costs are expected to decline in the future. The balance of other operating expenses were comprised of corporate state taxes, proxy solicitation fees and other costs related to being a public company.

Occupancy and equipment costs were $10,000 higher in 1996 than in 1995 primarily due to an increase in depreciation expense. In calendar year 1996, management adopted an IRS tax ruling that allows a company to increase its depreciation of certain assets in a given tax period. There were no significant changes to the other components of non-interest operating expenses for the periods covered.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 1996 and 1995 was 34.02% and 34.34%, respectively.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements of December 31, 1996.


                                                   At December 31, 1996
                                                  ----------------------
                                                              Percentage
                                                  Amount      of Assets
                                                 --------     ----------
                                                 (Dollars in Thousands)

GAAP Capital...............................      $10,747        20.43%



Tangible capital...........................      $10,743        20.43%

Tangible capital requirement...............          789         1.50%
                                                 -------        -----

Excess.....................................      $ 9,954        18.93%
                                                 =======        =====



Core capital...............................      $10,743        20.43%

Core capital requirements..................        1,578         3.00%
                                                 -------        -----

Excess.....................................      $ 9,165        17.43%
                                                 =======        =====



Total risk-based capital (1)...............      $11,007        52.00%

Total risk-based capital requirement (1)...        1,693         8.00%
                                                 -------        -----

Excess (1).................................      $ 9,314        44.00%
                                                 =======        =====

------------

(1)   Based on risk-weighted assets of $21,166.


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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds most of its its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of December 31, 1996, such borrowed funds totaled $7.49 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 21.84% and 18.31% at December 31, 1996 and 1995, respectively, and its short term liquidity was 2.65% and 2.64%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 31, 1997 is approximately $12.57 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At December 31, 1996, the Bank had loan commitments outstanding of $623,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

KEY OPERATING RATIOS
--------------------



                                               Three Months Ended
                                                  December 31,

                                             1996 (1)        1995 (1)
                                             --------        --------

                                              (Dollars in Thousands,
                                              except per share data)
                                                   (Unaudited)



Return on average assets....................    1.23%         1.15%

Return on average equity....................    4.12%         7.32%

Interest rate spread........................    2.42%         2.75%

Net interest margin.........................    3.93%         3.53%

Noninterest expense to average assets.......    2.11%         2.35%

Net charge-offs to average outstanding loans    0.04%        (0.02%)



                                                          At             At
                                                     December 31,  September 30,
                                                          1996          1995
                                                         ------         -----

Nonaccrual and 90 days past due loans.................       90           32

Repossessed real estate...............................        0            0

  Total nonperforming assets..........................       90           32

Allowance for credit losses to nonperforming assets...   337.78%      862.50%

Nonperforming loans to total loans....................     0.34%        0.12%

Nonperforming assets to total assets..................     0.17%        0.06%

Book value per share (2)(3)...........................   $14.79          N/A

----------------
(1)  The ratios for the three-month periods are annualized.
(2) There were no shares outstanding prior to consummation of the Corporation's initial public offering on March 29, 1996.
(3) The number of shares outstanding as of December 31, 1996 was 1,058,000. This includes shares purchased by the ESOP.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1.     Legal Proceedings
            -----------------

            Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.     Changes in Securities
            ---------------------

            Not applicable.


Item 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            A special meeting of stockholders of the Corporation was held on October 2, 1996, and the following items were presented:

            Approval of the Crazy Woman Creek Bancorp Incorporated 1996 Stock Option Plan. Pursuant to the Option Plan, a number of additional authorized shares equal to up to 10% of the Common Stock issued in the Conversion will be reserved for issuance by the Corporation upon exercise of stock options to be granted to officers, directors and employees of the Corporation and Bank from time to time under the Option Plan. The vote on the Stock Option Plan was 588,858 in favor, 203,603 against, and 30,358 abstained.

            Approval of the Buffalo Federal Savings Bank MSBP. The Bank contributed sufficient funds to the MSBP to purchase Common Stock representing 4% of the aggregate number of shares issued in the Conversion. Awards under the MSBP will be granted at no cost to the recipients and will be made in recognition of prior and expected future services to those executive officers and key employees of the Bank responsible for implementation of the policies adopted by the Board of Directors, the profitable operation of the Bank, and as a means of providing a further retention incentive and direct link between compensation and the profitability of the Bank. The vote on the MSBP was 687,616 in favor, 106,316 against, and 30,358 abstained.

Item 5.   Other Information
          -----------------

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)   Exhibits

               27  Financial Data Schedule*

         (b)   Reports on Form 8-K

               None.

-----------------------
*  Only included in electronic filing.

             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February 3, 1997        By: /s/ Deane D. Bjerke
                                  -------------------
                                  Deane D. Bjerke
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date: February 3, 1997        By: /s/ Dalen C. Slater
                                  -------------------
                                  Dalen C. Slater
                                  Senior Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting and Financial Officer)