Form 10QSB
period 1997-04-16
CRAZY WOMAN CREEK BANCORP INC
filed 1997-04-18
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          Wyoming                                      83-0315410
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                   106 Fort Street, Buffalo, Wyoming  82834
                   ---------------------------------  -----
                   (Address of principal executive offices)

                                (307) 684-5591
                                --------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Class:      Common Stock, par value $.10 per share
            Outstanding at April 17, 1997:  1,005,100

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                        Page
                                                                        ----

PART I       FINANCIAL INFORMATION
             ---------------------

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition at March 31,
             1997 (unaudited) and September 30, 1996 (audited)..........    1

             Consolidated Statements of Income for the three and six
             months ended March 31, 1997 and 1996 (unaudited)...........    2

             Consolidated Statements of Cash Flows for the six months
             ended March 31, 1997 and 1996 (unaudited)..................    3

             Notes to Unaudited Interim Consolidated Financial
             Statements.................................................    5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    6



PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings..........................................   15

Item 2.      Changes in Securities......................................   15

Item 3.      Defaults upon Senior Securities............................   15

Item 4.      Submission of Matters to a Vote of Security Holders........   15

Item 5.      Other Information..........................................   15

Item 6.      Exhibits and Reports on Form 8-K...........................   15



SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                      March 31,    September 30,
                                                                        1997           1996
                                                                        ----           ----
                                                                     (unaudited)     (audited)
                                                                           (In Thousands)
Assets
------
Cash and cash equivalents.......................................       $ 1,760        $    451

Interest bearing time deposits..................................            99              99

Investment and mortgage-backed securities available-for-sale....        12,121          13,365

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $8,843 in 1997 and $10,181 in 1996)         9,039          10,303

Stock in Federal Home Loan Bank of Seattle, at cost.............           459             400

Loans receivable, net...........................................        27,582          25,859

Accrued interest receivable.....................................           472             496

Premises and equipment, net.....................................           475             502

Other assets....................................................            35              42
                                                                      --------         -------

    Total assets................................................      $ 52,042       $  51,517
                                                                       =======        ========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

  Deposits......................................................        28,131          29,371

  Advances from Federal Home Loan Bank..........................         9,007           6,113

  Advances from borrowers for taxes and insurance...............            28              53

  Federal income tax payable ...................................           100              15

  Deferred income taxes.........................................            77              81

  Dividends payable.............................................           101             106

  Accrued expenses and other liabilities........................           108             270
                                                                     ---------         -------

    Total liabilities...........................................        37,552          36,009
                                                                      --------         -------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares
    authorized; none issued and outstanding.....................       $     -        $      -

  Common stock, par value $.10 per share, 5,000,000 shares authorized;
    1,005,100 issued and outstanding at March 31, 1997
    1,058,000 issued and outstanding at September 30, 1996......           106             106

  Additional paid-in surplus....................................        10,033          10,027

  Retained earnings, substantially restricted...................         6,194           6,058

  Unearned compensation relating to Employee Stock Ownership Plan
    and Management Stock Bonus Plan, at cost....................        (1,089)           (617)

  Unrealized gain(loss) on securities available-for-sale........           (73)            (66)

  Treasury stock - 52,900 shares (1997), at cost................          (681)              -
                                                                       -------         -------

    Total stockholders' equity..................................        14,490          15,508
                                                                        ------         -------

    Total liabilities and stockholders' equity..................       $52,042         $51,517
                                                                        ======          ======

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Income

                                                  Three Months Ended       Six Months Ended
                                                       March 31,               March 31,
                                                    1997       1996         1997        1996
                                                  -------     ------       ------      -----
                                                     (Unaudited)              (Unaudited)
Interest Income:                            (Dollars in thousands except earnings per share and dividends declared per share)
  Loans receivable........................          $560        $485        $1,112     $  995

  Mortgage-backed securities..............           137          83           298        167

  Investment securities...................           227         106           464        219

  Interest bearing time deposits..........             2           9             3         18

  Other...................................            16          33            27         48
                                                    ----        ----        ------     ------

     Total interest income................           942         716         1,904      1,447
                                                     ---
Interest expense:

  Deposits................................           339         375           694        737

  Advances from FHLB of Seattle...........           118          52           220         96
                                                    ----        ----       -------   --------

     Total interest expense...............           457         427           914        833
                                                     ---

     Net interest income..................           485         289           990        614

Provision for loan losses.................             -                         -          -
                                                   -----     -------       -------  ---------
     Net interest income after provision
       for loan losses....................           485         289           990        614

Non-interest income:

  Customer service charges................            10          10            19         21

  Other operating income..................             9           6            16         16

  Gain on sale of investment and mortgage-
    backed securities.....................             1          10             2         21

  Gain on sale of other real estate owned.             -           -             -         13
                                                   -----        ----        ------     ------

     Total non-interest income............            20          26            37         71

Non-interest expense:

  Compensation and benefits...............           140         111           265        211

  Occupancy and equipment.................            26          24            58         45

  FDIC/SAIF deposit insurance premiums....             1          16            17         32

  Advertising.............................             8           9            19         18

  Data processing services................            23          35            48         56

  Other...................................            50          32           118         69
                                                    ----        ----       -------    -------

     Total non-interest expense...........           248         227           525        431
                                                    ----        ----        ------     ------

     Income before income taxes...........           257          88           502        254

Income tax expense........................            89          24           172         81
                                                    ----        ----       -------      -----

     Net income...........................        $  168       $  64        $  330     $  173
                                                   =====         ===         =====      =====

Dividends declared per common share.......         $0.10       $0.00         $0.20      $0.00
                                                    ====        ====          ====       ====

Earnings per common share.................         $0.17       $0.06        $ 0.34      $0.17
                                                    ====        ====         =====       ====

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                Six months Ended
                                                                   March 31,
                                                                 1997      1996
                                                                 ----      ----
                                                                 (In Thousands)
Cash flows from operating activities:                             (Unaudited)
  Net income.................................................   $   330   $   173

  Adjustments to reconcile net income to net cash provided by operating activities

    Amortization of premiums and discounts on investment
      securities available-for- sale, net....................          8        -

    Amortization of premiums and discounts on investment
      securities held-to-maturity, net.......................          2      (44)

    Federal Home Loan Bank stock dividend....................        (15)     (14)

    Depreciation.............................................        37        29

    Gain on sale of securities...............................        (2)      (21)

    Gain on sale of other real estate owned..................         -       (13)

    ESOP shares committed to be released.....................        28         -

    MSBP deferred compensation...............................        27         -

Change in:

        Accrued interest receivable..........................        24        28

        Other assets.........................................         7       (11)

        Federal income taxes payable.........................        85        48

        Dividends payable....................................        (5)        -

        Accrued expenses and other liabilities...............       (162)      (3)
                                                                   -----       ---

           Net cash provided by operating activities.........        364      172

Cash flows from investing activities:

  Net change in interest bearing deposits....................          -      198

  Purchases of investment and mortgage-backed securities
    available-for-sale.......................................     (4,649)       -

  Maturities of investment and mortgage-backed securities
    available-for-sale.......................................      3,338       16

  Proceeds from the sale of investment and mortgage-backed
    securities available-for-sale............................      2,539        -

  Purchases of investment and mortgage-backed securities
    held-to-maturity.........................................          -   (6,683)

  Maturities of investment and mortgage-backed securities
    held-to-maturity.........................................        611    5,376

  Proceeds from the sale of investment and mortgage-backed
    securities held-to-maturity..............................        650      688

  Purchase of FHLB of Seattle stock..........................        (43)       -

  Net change in loans receivable.............................     (1,723)  (1,456)

  Purchases of premises and equipment........................        (10)     (44)

  Proceeds from sale of other real estate owned..............          -       68
                                                                   -----    -----

    Net cash used in investing activities....................        713   (1,837)

                                     - 3 -

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (continued)

                                                                Six months Ended
                                                                   March 31,
                                                                 1997      1996
                                                                 ----      ----
                                                                 (In Thousands)
                                                                  (Unaudited)
Cash flows from financing activities:

  Net change in deposits.....................................     (1,240)    (433)

  Net changes in advances from Federal Home Loan Bank........      2,894      687

  Net change in advances from borrowers for taxes and
    insurance................................................        (25)     (16)

  Dividends paid to stockholders.............................       (194)       -

  Acquisition of common stock for MSBP, at cost..............       (522)       -

  Acquisition of treasury stock, at cost.....................       (681)       -

  Sale of common stock, net of offering costs................          -    9,492
                                                                  ------   ------

    Net cash provided in financing activities................       232     9,730
                                                                 ------  --------

Net increase (decrease) in cash and cash equivalents.........     1,309     8,065

Cash and cash equivalents at beginning of year...............       451       268
                                                                 ------     -----

Cash and cash equivalents at end of period...................   $ 1,760  $  8,333
                                                                 ======   =======

See notes to unaudited interim consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements

                                 March 31, 1997

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period.

NOTE 2:     CONVERSION FROM MUTUAL SAVINGS BANK TO STOCK SAVINGS
            BANK AND FORMATION OF SAVINGS AND LOAN HOLDING COMPANY

On March 29, 1996, the Bank consummated its conversion from a federally-chartered mutual savings and loan association to a stock savings bank pursuant to a Plan of Conversion (the "Conversion") via the issuance of common stock. In connection with the Conversion, the Corporation sold 1,058,000 shares of common stock which, after giving effect to offering expenses of $410,000 resulting in net proceeds of $10.13 million ($9.49 million net of ESOP purchases). Pursuant to the Conversion, the Bank transferred all of its outstanding shares to its newly organized holding company, the Corporation, in exchange for 50% of the net proceeds.

Upon consummation of the Conversion, the preexisting liquidation rights of the depositors of the Bank were unchanged. Specifically, such rights were retained and will be accounted for by the Bank for the benefit of such depositors in proportion to their liquidation interest as of the Eligibility Record Date (November 15, 1994) and Supplemental Eligibility Record Date December 31, 1995).

NOTE 3:     RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Statement No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to repayment, secured borrowings and collateral, and extinguishment of liabilities.

Statement No. 125 generally requires the Corporation to recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of earnings in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. Statement No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment be measured like debt securities available for sale or trading securities under Statement No.
115. The Corporation adopted the provisions of Statement No. 125 on January 1, 1997, and such adoption did not have a material effect on the financial position or operations of the Corporation.

NOTE 5:     EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the Conversion are assumed to have been outstanding for all of fiscal year 1996, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares are considered to be outstanding. At March 31, 1997, there were 4,571 allocated ESOP shares. At March 31, 1996, no ESOP shares had been allocated. The weighted average shares outstanding for the six month period ended March 31, 19977 was computed at 997,133 net of weighted average unallocated ESOP shares (60,381).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

The Corporation is a unitary savings and loan holding company of the Bank. At the present time, the Corporation's only assets are its investment in the Bank, loans to the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank also invests in mortgage-backed (including Real Estate Mortgage Investment Conduits ("REMICs"), and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans.

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

FINANCIAL CONDITION
-------------------

At March 31, 1997, assets totaled $52.04 million compared to total assets of $51.52 million at September 30, 1996. Asset growth was attributed to a $1.72 million increase in net loans receivable due to the demand for housing related loans and a $1.31 million increase in cash and cash equivalents. These increases were somewhat offset by a combined $2.51 million decline in investment and mortgage-backed securities available for sale and those securities held to maturity.

Total deposits declined by $1.24 million or 4.2% from $29.37 million at September 30, 1996 to $28.13 million at March 31, 1997. Loan growth and deposit outflows were primarily funded by additional advances from the Federal Home Loan Bank of Seattle ("FHLB"). FHLB advances increased by $2.90 million from $6.11 million at September 30, 1996 to $9.01 million at March 31, 1997.

Total stockholders' equity declined by $1.02 million from $15.51 million to $14.49 million primarily as a result of stock repurchases. In January 1997, after obtaining regulatory approval, the Corporation purchased 52,900 share of its common stock for approximately $681,000. In addition to this purchase, the Corporation purchased an additional 42,320 shares of its common stock for the Bank's restricted stock plan. The stock plan was approved by stockholders at a special meeting held on October 2, 1996. Stockholders' equity was further reduced by a $.10 per share cash dividend that was declared in March 1997.

ASSET QUALITY
-------------

Non-performing assets totaled $119,000 at March 31, 1997, or 0.2% of total assets. This compares to $32,000 at September 30, 1996 or 0.1% of total assets. The increase in non-performing assets was primarily due to the delinquency of two home loans; both borrowers are behind on loan payments due to reductions in their respective incomes. See also "Key Operating Ratios."

RESULTS OF OPERATIONS
---------------------

      Comparison of Six Months Ended March 31, 1997 and 1996.
      -------------------------------------------------------

Net Income. Net income for the six months ended March 31, 1997 totaled $330,000 compared to $173,000 for the six months ended March 31, 1996. Net income was higher in 1997 than in 1996 primarily because of a 31.3% increase in average earning assets. Average earning assets increased from $38.81 million for the six month period ended March 31, 1996 to $50.97 million for the same period in 1996 primarily as a result of net proceeds received from the Corporation's initial stock offering. Although the stock proceeds were received at the end of the period in 1996, the proceeds were not fully invested in higher yielding assets until the later part of April 1996. Net proceeds from the sale of stock totaled $9.49 million. Net income for 1996 included a $21,000 gain from the sale of mortgage-backed securities and a $13,000 gain from the sale of a repossessed home. In 1997, a $2,000 gain was recognized from the sale of certain mortgage-backed and investment securities available for sale.

Interest Income. Interest income totaled $1.90 million for the six months ended March 31, 1997 compared to $1.45 million for the six months ended March 31, 1996. The increase was primarily due to an significant increase in average earning assets. The yield on average earning assets was up slightly from 7.46% for the six months ended March 31, 1996 to 7.47% for the six months ended March 31, 1997.

Interest Expense. Interest expense increased from $833,000 for the six months ended March 31, 1996 to $914,000 for the six months ended March 31, 1997. The increase was primarily attributed to an increase the average volume of FHLB advances. Average FHLB advances increased by $4.41 million from $3.54 million for the six month period ended March 31, 1996 to $7.95 million for the six month period ended March 31, 1997. This increase in interest expense was somewhat offset by a decline in the cost of average interest-bearing liabilities. From the six month period ended March 31, 1996 to the six month period ended March 31, 1997 the cost of interest-bearing liabilities declined from 5.25% to 5.04%. A decline in the cost of interest-bearing deposits from 5.23% for the six months ended March 31, 1996 to 4.90% for the six months ended March 31, 1997 caused interest expense to decline by approximately $46,000.

Provisions for Credit Losses. There was no provision for loan losses for either of the six months ended March 31, 1997 or 1996. Loan charge-offs for the six months ended March 31, 1997 totaled $5,000 while recoveries also total $5,000 thus causing no change in loan loss reserves. There were no credit losses for the six months ended March 31, 1996. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Net Interest Income. Net interest income increased by $376,000 from $614,000 for the six months ended March 31, 1996 to $990,000 for the six months ended March 31, 1997 primarily as a result of an increase in average earnings assets. For the periods covered, the ratio of average earning assets to average interest-bearing liabilities increased from 122.38% to 140.60%, respectively.

Total Non-interest Income. Non-interest income declined by $34,000 from $71,000 for the six months ended March 31, 1996 to $37,000 for the six months ended March 31, 1997. The decrease was primarily attributed to a reduction in the amount of gain from the sale of investment and mortgage-backed securities from $21,000 for the six months ended March 31, 1996 to $2,000 for the six months ended March 31, 1997. In 1996, a gain of $13,000 was recorded on the sale of a repossessed home; no such gains were recognized in 1997. No significant change occurred in the other components of non-interest income for the periods covered. See also "--Comparison of Three Months Ended March 31, 1997 and 1996 -- Total Non-interest Income."

Total Non-interest Expense. Non-interest expense increased by $94,000 or 21.8% from $431,000 for the six months ended March 31, 1996 to $525,000 for the six months ended March 31, 1997. Non-interest expense was higher in 1997 than in 1996 due to an increase in compensation expense and due to costs associated with being a public company. Compensation expense increased by $54,000 from $211,000 for the six months ended March 31, 1996 to $265,000 for the six months ended March 31, 1996 primarily as a result of costs associated with the Bank's ESOP and Management Stock Bonus Plan "MSBP"; the MSBP was approved by a majority of stockholders at a special meeting held on October 2, 1996. The increase in compensation expense was also caused by general employee pay increases and the hiring of an additional employee in April 1996.

Other operating expenses increased by $49,000 from $69,000 for the six months ended March 31, 1996 to $118,000 for the six months ended March 31, 1997. Part of the increase in other operating expenses was due, in part, to an increase in legal fees of $25,000 for the periods covered. Legal fees included work done on the ESOP and MSBP, Securities and Exchange Commission reporting documents, the special stockholders' meeting conducted on October 2, 1996 and other related items. These costs are expected to decline in the future. The balance of other operating expenses were comprised of corporate state taxes, proxy solicitation fees and other costs associated with being a public company (including printing and mailing costs).

Occupancy and equipment expenses increased by $13,000 from $45,000 for the six months ended March 31, 1996 to $58,000 for the six months ended March 31, 1997 as a result of an increase in depreciation expense and costs associated with the maintenance of the Bank's office building. Insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance coverage declined by $15,000 from $32,000 for the six months ended March 31, 1996 to $17,000 for the six months ended March 31, 1997. There were no significant changes in the other components of non-interest expenses for the periods covered.

Provision for Income Taxes. The effective tax rate for the six months ended March 31, 1997 and 1996 was 34.26% and 31.89%, respectively.

      Comparison of Three Months Ended March 31, 1997 and 1996
      --------------------------------------------------------

General. For the three months ended March 31, 1997, the Corporation posted a net profit of $168,000 as compared with net profit of $64,000 for the three months ended March 31, 1996. The increase in net income was primarily attributed to a significant increase in average earnings assets. Average earnings assets increased by $9.83 million from $40.75 million for the three month period ended March 31, 1996 to $50.58 million for the three month period ended March 31, 1997 primarily as a result of the receipt of $9.49 million in net proceeds received from the Corporation's initial stock offering.

Interest Income. Total interest income increased by $226,000 from $716,000 for the three months ended March 31, 1996 to $942,000 for the three months ended March 31, 1997. The increase in interest income was due, in part, to an increase in average earning assets. From March 31, 1996 to March 31, 1997 average earning assets increased from $40.75 million to $50.76 million, respectively. The increase in average earnings assets caused interest income to increase by $186,000. The balance of the increase in interest income was caused by an increase in the yield on earning assets from 7.03% for the three month period ended March 31, 1996 to 7.45% for the three month period ended March 31, 1997. As previously indicated, the increase in average earning assets was primarily funded by the net proceeds received through the stock offering.

Interest Expense. Total interest expense increased by $30,000 from $427,000 for the three months ended March 31, 1996 to $457,000 for the three months ended March 31, 1997 as a result of an increase in average FHLB advances. Average FHLB advances increased from $4.09 million for the three month period ended March 31, 1996, to $8.67 million for the three month period ended March 31, 1997. A decline in the cost of interest-bearing liabilities somewhat offset the increase in interest expense caused by additional advances from the FHLB. The cost of interest-bearing liabilities for the periods covered declined from 5.32% to 5.01%, respectively. See also "--Comparison of Six Months Ended March 31, 1997 and 1996 -- Total Interest Expense."

Provision for Credit Losses. There was no loan loss provision made for the three months ended March 31, 1997. See also "--Comparison of Six Months Ended March 31, 1997 and 1996 -- Provision for Credit Losses."

Net Interest Income. Net interest income increased by $196,000 from $289,000 for the three months ended March 31, 1996 to $485,000 for the three months ended March 31, 1997. The net interest margin increased by a 100 basis points from 2.76% to 3.76% for the periods covered. The reason for the increase in net interest income and net interest margin was primarily attributed to the influx of funds from the stock offering. These funds were used to purchase interest-bearing assets. During the periods covered, average earning assets increased from $40.75 million to $50.58 million, respectively. As a result of this increase in earning assets, the ratio of earning assets to interest-bearing liabilities increased from 127.02% for the three month period ended March 31, 1996 to 138.59% for the three month period ended March 31, 1997. See also -- "Comparison of Six Months Ended March 31, 1997 and 1996 -- Net Interest Income."

Total Non-Interest Income. Non-interest income declined by $6,000 from $26,000 for the three months ended March 31, 1996 to $20,000 for the three months ended March 31, 1997. The decline was attributed to a reduction in gains from the sale of investment and mortgage-backed securities from $10,000 in 1996 to $1,000 in 1997. Other operating income increased by $3,000 for the periods covered. See also "-- Comparison of Six Months Ended March 31 1997, and 1996 -- Total Non-Interest Expenses."

Total Non-Interest Expense. Non-interest expense increased by $21,000 from $227,000 for the three months ended March 31, 1996 to $248,000 for the three months ended March 31, 1997 as a result of an increase in compensation expenses, legal fees and other operating expenses. These increases were somewhat offset by a $15,000 decline in FDIC deposit insurance premiums.

Compensation expenses increased by $29,000 from $111,000 for the three months ended March 31, 1996 to $140,000 for the three months ended March 31, 1997 primarily as a result of costs associated with the Bank's stock benefit plans and to general employee pay increases. The hiring of an additional employee in April 1996 also caused compensation expense to increase.

Other operating expenses increased from $32,000 for the three months ended March 31, 1996 to $50,000 for the three months ended March 31, 1997. An increase in legal fees from $300 for the three months ended March 31, 1996 to $9,000 for the three months ended March 31, 1997 was the major contributing factor of the increase. The balance of the increase in other operating expenses was attributed to costs associated with being a public company. See also "-- Comparison of Six Months Ended March 31, 1997 and 1996 - Total Non-Interest Expense."

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 1997 and 1996 was 34.63% and 27.27%, respectively.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 1997.

                                                                At March 31, 1997
                                                             ----------------------
                                                                         Percentage
                                                             Amount      of Assets
                                                             ------      ----------
                                                          (Dollars in Thousands)

GAAP Capital..........................................       $10,340        19.87%



Tangible capital......................................       $10,413        19.97%

Tangible capital requirement.........................            782         1.50%
                                                             -------       ------

Excess...............................................        $ 9,631        18.47%
                                                              ======        =====



Core capital..........................................       $10,413        19.97%

Core capital requirements...........................           1,565         3.00%
                                                              ------        -----

Excess..............................................         $ 8,848        16.97%
                                                              ======        =====



Total risk-based capital (1)..........................       $10,688        48.63%

Total risk-based capital requirement (1)............           1,758         8.00%
                                                              ------         ----

Excess (1)..........................................         $ 8,930        40.63%
                                                              ======        =====

------------

(1)   Based on risk-weighted assets of $21,979.

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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of March 31, 1997 such borrowed funds totaled $9.01 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 20.52% and 30.77% at March 31, 1997 and 1996, respectively, and its short term liquidity was 4.40% and 21.79.%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 1997 is approximately $13.29 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At March 31, 1997, the Bank had loan commitments outstanding of $581,000 and a $700,000 commitment to purchase a short-term REMIC. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

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

RECENT ANNOUNCEMENTS
--------------------

The Corporation, in a press release dated April 10, 1997, announced that it had received regulatory authorization to repurchase up to 5% (or 50,255) shares of the Corporation's common stock. This repurchase program follows the repurchase of 52,900 shares of common stock during the first year following the Bank's mutual-to-stock conversion.

The repurchase will be made in open-market transactions over a one-year period subject to the availability of stock and pursuant to the terms of the Corporation's repurchase plan. Repurchased shares will become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

KEY OPERATING RATIOS
--------------------

                                               Three Months Ended         Six Months Ended
                                                   March 31,                 March 31,
                                               ------------------         ----------------
                                                1997 (1)  1996 (1)      1997 (1)   1996 (1)
                                                --------  --------      --------   --------

                                             (Dollars in Thousands,     (Dollars in Thousands,
                                             except per share data)     except per share data)
                                                  (Unaudited)               (Unaudited)

Return on average assets......................    1.30%     0.61%         1.27%      0.87%

Return on average equity......................    4.63%     2.78%         4.38%      4.57%

Interest rate spread..........................    2.44%     1.70%         2.43%      2.20%

Net interest margin...........................    3.76%     2.76%         3.81%      3.08%

Noninterest expense to average assets.........    1.92%     2.16%         2.02%      2.16%

Net charge-offs to average outstanding loans..    0.00%     0.00%         0.00%      0.00%



                                                At March 31, At September 30,
                                                    1997          1996
                                                ------------ ----------------
Nonaccrual and 90 days past due loans.........       119            32

Repossessed real estate.......................         0             0

  Total nonperforming assets..................       119            32

Allowance for credit losses to nonperforming
  assets......................................    240.34%       862.50%

Nonperforming loans to total loans............      0.34%         0.12%

Nonperforming assets to total assets..........      0.17%         0.06%

Book value per share (2)......................    $14.42        $14.66


----------------
(1)  The ratios for the three- and three- month periods are annualized.
(2) The number of shares outstanding as of March 31, 1997 and September 30, 1996 were 1,005,100 and 1,058,000, respectively. These include shares purchased by the ESOP.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
        -----------------

            Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2. Changes in Securities
        ---------------------

            Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

            Not applicable.

Item 5. Other Information
        -----------------

            Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

            (a)   Exhibits

                  Exhibit 27 - Financial Disclosure Schedule (in electronic filing only).

            (b)   Reports on Form 8-K

                  None.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CRAZY WOMAN CREEK BANCORP INCORPORATED

Date: April 18, 1997      By: /s/ Deane D. Bjerke
                              Deane D. Bjerke
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)

Date: April 18, 1997      By: /s/ Dalen C. Slater
                              Dalen C. Slater
                              Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)