Form 10QSB
period 1997-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 1997-07-18
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                     106 Fort Street, Buffalo, Wyoming 82834
                     ---------------------------------------
                    (Address of principal executive offices)


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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at July 17, 1997:  954,845

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                 ---     ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                         Page
                                                                         ----

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at June 30,
          1997 (unaudited) and September 30, 1996 (audited)............    1

          Consolidated Statements of Income for the three and nine
          months ended June 30, 1997 and 1996 (unaudited)..............    2

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1997 and 1996 (unaudited).....................    3

          Notes to Unaudited Interim Consolidated Financial
          Statements...................................................    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    7



PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings............................................   15

Item 2.   Changes in Securities........................................   15

Item 3.   Defaults upon Senior Securities..............................   15

Item 4.   Submission of Matters to a Vote of Security Holders..........   15

Item 5.   Other Information............................................   15

Item 6.   Exhibits and Reports on Form 8-K.............................   15



SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                            June 30,            September 30,
                                                                                              1997                  1996
                                                                                           -----------          -------------
                                                                                           (unaudited)            (audited)
                                                                                                    (In Thousands)
Assets
------
Cash and cash equivalents.......................................................            $    762                $    451

Interest bearing time deposits..................................................                  99                      99

Investment and mortgage-backed securities available-for-sale....................              15,035                  13,365

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $9,222 in 1997 and $10,181 in 1996)................               9,226                  10,303

Stock in Federal Home Loan Bank of Seattle, at cost.............................                 563                     400

Loans receivable, net...........................................................              27,646                  25,859

Accrued interest receivable.....................................................                 448                     496

Premises and equipment, net.....................................................                 461                     502

Other assets....................................................................                  35                      42
                                                                                            --------                 -------

    Total assets................................................................            $ 54,275               $  51,517
                                                                                             =======                ========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

  Deposits......................................................................              28,658                  29,371

  Advances from Federal Home Loan Bank..........................................              11,079                   6,113

  Advances from borrowers for taxes and insurance...............................                  43                      53

  Federal income tax payable ...................................................                 135                      15

  Deferred income taxes.........................................................                 120                      81

  Dividends payable.............................................................                  95                     106

  Accrued expenses and other liabilities........................................                 132                     270
                                                                                           ---------                 -------

    Total liabilities...........................................................              40,262                  36,009
                                                                                            --------                 -------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares authorized;                   $      -                $      -
    none issued and outstanding.................................................

  Common stock, par value $.10 per share,  5,000,000 shares authorized;
    954,845 issued and outstanding at June 30, 1997
    1,058,000 issued and outstanding at September 30, 1996......................                 106                     106

  Additional paid-in surplus....................................................              10,037                  10,027

  Retained earnings, substantially restricted...................................               6,277                   6,058

  Unearned compensation relating to Employee Stock Ownership Plan and
    Management Stock Bonus Plan, at cost........................................              (1,060)                   (617)

  Unrealized gain(loss) on securities available-for-sale........................                  11                     (66)

  Treasury stock - 52,900 shares (1997), at cost................................              (1,358)                      -
                                                                                             -------                --------

    Total stockholders' equity..................................................              14,013                  15,508
                                                                                              ------                 -------

    Total liabilities and stockholders' equity.................................              $54,275                 $51,517
                                                                                              ======                  ======

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Income

                                                                    Three Months Ended                   Nine Months Ended
                                                                          June 30,                            June 30,
                                                                 --------------------------          --------------------------
                                                                   1997             1996               1997             1996
                                                                 --------        ---------           --------          -------
                                                                      (Unaudited)                             (Unaudited)
Interest Income:                                                 (Dollars in thousands except earnings per share and dividends declared per share)

  Loans receivable............................................      $576             $515              $1,688           $1,511

  Mortgage-backed securities..................................       133              162                 431              329

  Investment securities.......................................       242              188                 706              407

  Interest bearing time deposits..............................         1                7                   4               24

  Other.......................................................        19               24                  46               72
                                                                    ----             ----              ------           ------

     Total interest income....................................       971              896               2,875            2,343
                                                                     ---
Interest expense:

  Deposits....................................................       357              344               1,051            1,081

  Advances from FHLB of Seattle...............................       134               78                 354              174
                                                                    ----             ----             -------         --------
     Total interest expense...................................       491              422               1,405            1,088
                                                                     ---
     Net interest income......................................       480              474               1,470            1,255

Provision for loan losses.....................................         -                -                   -                -
                                                                  ------          -------             -------         --------
     Net interest income after provision for loan losses......       480              474               1,470            1,088

Non-interest income:

  Customer service charges....................................        11               10                  30               31

  Other operating income......................................         6                8                  22               24

  Gain on sale of investment and mortgage-backed securities...         -                9                   -               30

  Gain on sale of other real estate owned.....................         -                -                   -               13
                                                                   -----             ----              ------           ------
     Total non-interest income................................        17               27                  52               98

Non-interest expense:

  Compensation and benefits...................................       134              119                 399              330

  Occupancy and equipment.....................................        23               22                  80               82

  FDIC/SAIF deposit insurance premiums........................         4               16                  22               49

  Advertising.................................................         6                7                  26               25

  Data processing services....................................        24               71                  72              126

  Loss on sale of investment and mortgage-backed securities...         8                -                   7                -

  Loss on sale of premises and equipment......................         -               22                   -               22

  Other.......................................................        40               46                 157              114
                                                                    ----             ----               -----            -----
     Total non-interest expense...............................       239              303                 763              748
                                                                    ----             ----               -----            -----
     Income before income taxes...............................       258              198                 759              438

Income tax expense............................................        86               63                 257              162
                                                                    ----             ----               -----            -----
     Net income...............................................     $ 172            $ 135               $ 502            $ 276
                                                                   =====              ===               =====            =====
Dividends declared per common share...........................     $0.10            $0.05               $0.30            $0.05
                                                                    ====             ====                ====             ====
Earnings per common share.....................................     $0.19            $0.14               $0.53            $0.28
                                                                    ====             ====               =====             ====

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                                    Nine months Ended
                                                                                                        June 30,

                                                                                                   1997            1996
                                                                                                  ------          ------
                                                                                                     (In Thousands)

Cash flows from operating activities:                                                                  (Unaudited)

  Net income.............................................................................        $   502         $  276

  Adjustments to reconcile net income to net cash provided by operating activities

    Amortization of premiums and discounts on investment securities available-for sale, net            4              -

    Amortization of premiums and discounts on investment securities held-to-maturity, net              7              -

    Federal Home Loan Bank stock dividend................................................            (25)           (21)

    Depreciation.........................................................................             53             58

    Gain on sale of securities...........................................................              -            (30)

    Gain on sale of other real estate owned..............................................              -            (13)

    Loss on disposition of premises and equipment........................................              -             22

    ESOP shares committed to be released.................................................             44              -

    MSBP deferred compensation...........................................................             44              -

Change in:

        Accrued interest receivable......................................................             48            (53)

        Other assets.....................................................................              7             (9)

        Federal income taxes payable.....................................................            120             70

        Dividends payable................................................................            (10)            53

        Accrued expenses and other liabilities...........................................           (137)             9
                                                                                                   -----         ------

           Net cash provided by operating activities.....................................            656            362

Cash flows from investing activities:

  Net change in interest bearing deposits................................................              -            594

  Purchases of investment and mortgage-backed securities available-for-sale..............         (8,752)       (10,894)

  Maturities of investment and mortgage-backed securities available-for-sale.............          3,487            102

  Proceeds from the sale of investment and mortgage-backed securities available-for-sale.          3,702          1,006

  Purchases of investment and mortgage-backed securities held-to-maturity................           (410)        (6,710)

  Maturities of investment and mortgage-backed securities held-to-maturity...............            833          5,507

  Proceeds from the sale of investment and mortgage-backed securities held-to-maturity...            650            672

  Purchase of FHLB of Seattle stock......................................................           (138)             -

  Net change in loans receivable.........................................................         (1,787)        (2,508)

  Purchases of premises and equipment....................................................            (10)           (51)

  Proceeds from sale of other real estate owned..........................................              -             68
                                                                                                   -----         ------

    Net cash used in investing activities................................................         (2,425)       (12,214)

                                      - 3 -

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                                                    Nine months Ended
                                                                                                        June 30,
                                                                                                   1997           1996
                                                                                                 ------         -----
                                                                                                     (In Thousands)

                                                                                                       (Unaudited)

Cash flows from financing activities:

  Net change in deposits.................................................................           (713)           250

  Net changes in advances from Federal Home Loan Bank....................................          4,966          2,958

  Net change in advances from borrowers for taxes and insurance..........................            (10)            (4)

  Dividends paid to stockholders.........................................................           (283)           (53)

  Acquisition of common stock for MSBP, at cost..........................................           (522)             -

  Acquisition of treasury stock, at cost.................................................         (1,357)             -

  Sale of common stock, net of offering costs............................................              -          9,504
                                                                                                  ------       --------

    Net cash provided in financing activities............................................          2,080         12,655
                                                                                                  ------       --------

Net increase (decrease) in cash and cash equivalents.....................................            311            803

Cash and cash equivalents at beginning of year...........................................            451            268
                                                                                                  ------          -----

Cash and cash equivalents at end of period...............................................        $   762       $  1,071
                                                                                                  ======        =======


See notes to unaudited interim consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements

                                  June 30, 1997


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

NOTE 5:           EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Shares sold in the Conversion are assumed to have been outstanding for all of fiscal year 1996, for purposes of computing weighted average shares outstanding. Additionally, unallocated ESOP shares are excluded from the weighted average common shares outstanding calculation, while allocated shares are considered to be outstanding. At June 30, 1997, there were 5,715 allocated ESOP shares. At June 30, 1996, no ESOP shares had been allocated. The weighted average shares outstanding for the nine month period ended June 30, 19977 was computed at 954,646 net of weighted average unallocated ESOP shares (59,809).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

The Corporation is a unitary savings and loan holding company of the Bank. The Corporation's assets are comprised of its investment in the Bank, loans to the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank, and shares held in three indexed, mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank also invests in mortgage-backed (including Real Estate Mortgage Investment Conduits ("REMICs"), and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans.

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

FINANCIAL CONDITION
-------------------

Total assets increased by 5.4% or $2.76 million from $51.52 million at September 30, 1996 to $54.28 million at June 30, 1997. The growth in assets was due in part to a $1.79 million increase in net loans receivable and a $1.67 million increase in investment and mortgage-backed securities available for sale. These increases were somewhat offset by a $1.07 million decrease in investment and mortgage-backed securities held to maturity.

Total deposits declined by $713,000 from $29.37 million at September 30, 1997 to $28.66 million at June 30, 1997. The decline in deposits was primarily attributed to depositor withdrawals. Asset growth and deposit outflows were primarily funded by additional advances from the Federal Home Loan Bank of Seattle ("FHLB"). From September 30, 1996 to June 30, 1997, FHLB advances increased by $4.97 million.

Total stockholders' equity declined by $1.50 million from $15.51 million at September 30, 1997 to $14.01 million at June 30, 1997 primarily as a result of stock repurchases. After obtaining regulatory approval, the Corporation repurchased a total of 103,155 of its common shares in January and April of this year. The purchases totaled $1.36 million. In addition to these stock acquisitions, the Bank's restricted stock plan purchased 42,320 shares of the Corporation's common stock for allocation. The stock plan was approved by stockholders at a special meeting held on October 2, 1996. Stockholders' equity was further reduced by cash dividends declared during fiscal year 1997. These dividends totaled $0.30 per share or $282,595.

ASSET QUALITY
-------------

Non-performing assets totaled $213,000 at June 30, 1997, or 0.4% of total assets. This compares to $32,000 at September 30, 1996 or 0.1% of total assets. The increase in non-performing assets was primarily due to the delinquency of four borrowers; these loans are primarily secured by the homes of such borrowers. See also "Key Operating Ratios."

RESULTS OF OPERATIONS
---------------------

         Comparison of Nine Months Ended June 30, 1997 and 1996.
         -------------------------------------------------------

Net Income. Net income for the nine months ended June 30, 1997 was reported at $502,000 compared to net income of $276,000 for the nine months ended June 30, 1996. The primary cause for the significant increase in net income was primarily attributed to a $8.61 million increase in average earning assets. The increase in average earning assets was primarily due to net proceeds received from the Corporation's initial stock offering that was consummated on March 29, 1996. Furthermore, net income for the nine months ended June 30, 1996 included approximately $64,000 in one-time charges associated with a change in the Bank's provider of data processing services and $43,000 in gains from the sale of investment and mortgage-backed securities and other real estate owned. These items were not present in 1997's net income.

Interest Income. Interest income totaled $2.88 million for the nine months ended June 30, 1997 compared to $2.24 million for the nine months ended June 30, 1996. The increase in interest income was primarily attributed to a significant increase in average earning assets. From the nine month period ended June 30, 1996 to the nine month period ended June 30, 1997, average earning assets increased from $42.59 million to $51.21 million primarily as a result of the net proceeds received from the initial stock offering. This increase in volume caused interest income to increase by $413,000. During the periods covered, the yield on earning assets increased from 7.33% to 7.48%.

Interest Expense. Interest expense increased by $150,000 from $1.26 million for the nine months ended June 30, 1996 to $1.41 million for the nine months ended June 30, 1997. The increase was primarily due to an increase in average FHLB advances. Average FHLB advances increased from $4.85 million for the nine month period ended June 30, 1997 to $8.56 million for the nine month period ended June 30, 1997. The cost of average interest-bearing liabilities for both the periods covered was 5.08%.

Provisions for Credit Losses. There was no provision made for loan losses for either of the nine months ended June 30, 1997 or 1996. Loan charge-offs for the nine months ended June 30, 1997 totaled $5,000 while recoveries total $19,000 thus causing an increase in loan loss reserves of $14,000. There were no credit losses for the nine months ended June 30, 1996. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Net Interest Income. Net interest income increased by $382,000 from $1.09 million for the nine months ended June 30, 1996 to $1.47 million for the nine months ended June 30, 1997. As previously indicated, the increase in net income from 1996 to 1997 was primarily the result of an increase in average earning assets. For the periods covered, the ratio of average earning assets to average interest-bearing liabilities increased from 129.44% to 138.92%, respectively.

Total Non-interest Income. Non-interest income declined by $46,000 from $98,000 for the nine months ended June 30, 1996 to $52,000 for the nine months ended June 30, 1997. The decrease was primarily attributed to a reduction in the amount of gain from the sale of investment and mortgage-backed securities and other real estate owned. These gains totaled $43,000 and no such gains were included in non-interest income for the nine months ended June 30, 1997. No significant change occurred in the other components of non-interest income for the periods covered. See also "--Comparison of Three Months Ended June 30, 1997 and 1996 -- Total Non- interest Income."

Total Non-interest Expense. Non-interest expense increased by $15,000 from $748,000 for the nine months ended June 30, 1996 to $763,000 for the nine months ended June 30, 1997 primarily as a result of higher compensation expense and costs associated with being a public company. Compensation expense was $69,000 higher in 1997 than in 1996 due primarily to costs associated with the Bank's ESOP and Management Stock Bonus Plan ("MSBP)". The increase in compensation expense was also caused by general employee pay increases and the hiring of an additional employee.

Other operating expenses increased from $114,000 to $157,000 for the periods covered primarily as a result of costs associated with being a public company, particularly costs associated with the preparation and mailing of documents for the first annual meeting of stockholders. In 1997, costs related to being a public company totaled approximately $50,000 compared to around $13,000 in 1996.

In 1996, the Bank changed data processing providers. This change resulted in a $34,000 deconversion charge from the Bank's prior data processing provider and a $22,000 loss on the abandonment/disposition of equipment and software utilized with the prior data processing system. Other costs associated with this change totaled approximately $8,000.

Insurance premiums paid to the Federal Deposit Insurance Corporation (the "FDIC") declined by $27,000 from $49,000 for the nine months ended June 30, 1996 to $22,000 for the nine months ended June 30, 1997. Losses from the sale of certain investment and mortgage-backed securities available for sale totaling $7,000 were included in 1997's non-interest expense.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 1997 and 1996 was 33.86% and 36.99%, respectively.

         Comparison of Three Months Ended June 30, 1997 and 1996
         -------------------------------------------------------

General. For the three months ended June 30, 1997, the Corporation posted net income of $172,000 as compared with net income of $135,000 for the three months ended June 30, 1996. The increase in net income was primarily attributed to an increase in average earnings assets and a decline in non-interest expense. Average earnings assets increased by $2.73 million from $48.96 million for the three month period ended June 30, 1996 to $51.69 million for the three month period ended June 30, 1997 primarily as a result of increases in net loans receivable and investment and mortgage-backed securities available for sale. These increases were primarily funded through additional advances from the FHLB.

Included in 1996's net income were gains from the sale of investment and mortgage-backed securities and certain charges related to the Bank's change in data processing providers. The gains totaled $9,000 while the one-time charges totaled approximately $64,000.

Interest Income. Total interest income increased by $75,000 from $896,000 for the three months ended June 30, 1996 to $971,000 for the three months ended June 30, 1997. The increase in interest income was due in part to an increase in average net loans receivable and average investment securities available for sale. These increases in volume attributed to an increase in interest income of approximately $77,000. The increase in interest income caused by these volume increases was somewhat offset by a decrease in average investment and mortgage-backed securities held to maturity. These declines in average balances caused interest income to decrease by $35,000. The balance of the increase in interest income was attributed to an increase in the yield on earning assets from 7.31% for the three month period ended June 30, 1996 to 7.51% for the three month period ended June 30, 1997.

Interest Expense. Total interest expense increased by $69,000 from $422,000 for the three months ended June 30, 1996 to $491,000 for the three months ended June 30, 1997 as a result of an increase in average FHLB advances. Average FHLB advances increased from $6.15 million for the three month period ended June 30, 1996 to $9.79 million for the three month period ended June 30, 1997. Also attributing to the increase in interest expense was the increase in the cost of interest-bearing liabilities from 4.96% for the nine month period ended June 30, 1996 to 5.16% for the nine month period ended June 30, 1997. See also
"--Comparison of Six Months Ended June 30, 1997 and 1996 -- Total Interest Expense."

Provision for Credit Losses. There was no loan loss provision made for the three months ended June 30, 1997 and 1996. See also "--Comparison of Six Months Ended June 30, 1997 and 1996 -- Provision for Credit Losses."

Net Interest Income. Net interest income increased by $6,000 from $474,000 for the three months ended June 30, 1996 to $480,000 for the three months ended June 30, 1997. The Corporation experienced a slight increase in net interest income despite a decline in net interest margin from 3.86% for the nine month period ended June 30, 1996 to 3.71% for the nine month period ended June 30, 1997. The decline in net interest margin was primarily due to a drop in the ratio of average earning assets to interest-bearing liabilities. From the nine month period ended June 30, 1996 to the nine month period ended June 30, 1997, this ratio declined from 143.95% to 135.70%. The decline in this ratio was primarily caused by a greater percentage increase in average interest-bearing liabilities than in average earning assets for the periods covered. The greater increase in interest-bearing liabilities was primarily attributed to the replacement of "interest-free" capital with interest-bearing liabilities during the last six months of fiscal year 1997. During this period, the Corporation repurchased 145,475 shares of its common stock for $1.88 million. See also -- "Comparison of Six Months Ended June 30, 1997 and 1996 -- Net Interest Income."

Total Non-Interest Income. Non-interest income declined by $10,000 from $27,000 for the three months ended June 30, 1996 to $17,000 for the three months ended June 30, 1997. Non-interest income for the three month period ended June 30, 1996 included $9,000 in gains from the sale of investment and mortgage-backed securities; no such gains were recognized for the same period in 1997. No significant changes occurred in the other components of non-interest income for the periods covered. See also "-- Comparison of Six Months Ended March 31 1997, and 1996 -- Total Non-Interest Expenses."

Total Non-Interest Expense. Non-interest expense decreased by $64,000 from $303,000 for the three months ended June 30, 1996 to $239,000 for the three months ended June 30, 1997. As previously indicated, non-interest expense for the three months ended June 30, 1996 included approximately $64,000 in one-time charges related to the Bank's change in data processing providers.

Compensation expenses increased by $15,000 from $119,000 for the three months ended June 30, 1996 to $134,000 for the three months ended June 30, 1997 primarily as a result of costs associated with the Bank's stock benefit plans and to general employee pay increases. The increase in compensation expense was somewhat offset by a $11,000 decline in FDIC insurance premiums for the periods covered.

Other operating expenses declined slightly from $46,000 for the three months ended June 30, 1996 to $40,000 for the three months ended June 30, 1997 primarily as a result of a decline in legal fees. Such fees decreased from $12,000 for the three months ended June 30, 1996 to $8,000 for the three months ended June 30, 1997. Included in 1997's non-interest expense were losses from the sale of investment and mortgage-backed securities in the amount of $8,000. See also "-- Comparison of Six Months Ended June 30, 1997 and 1996 - Total Non-Interest Expense."

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 1997 and 1996 was 33.33% and 31.82%, respectively.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements of June 30, 1997.

                                                              At June 30, 1997
                                                              ----------------
                                                                                Percentage
                                                             Amount             of Assets
                                                             ------             ---------
                                                                 (Dollars in Thousands)

GAAP Capital.....................................            $10,594               19.64%



Tangible capital.................................            $10,596               19.64%

Tangible capital requirement.....................                809                1.50%
                                                             -------              ------

Excess...........................................            $ 9,787               18.14%
                                                              ======               =====



Core capital.....................................            $10,596               19.64%

Core capital requirements........................              1,619                3.00%
                                                              ------               -----

Excess...........................................            $ 8,977               16.64%
                                                              ======               =====



Total risk-based capital (1).....................            $10,879               48.12%

Total risk-based capital requirement (1).........              1,809                8.00%
                                                              ------                ----

Excess (1).......................................            $ 9,070               40.12%
                                                              ======               =====

------------

(1)      Based on risk-weighted assets of $22,607.


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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of June 30, 1997 such borrowed funds totaled $11.08 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirement. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 17.95% and 17.90% at June 30, 1997 and 1996, respectively, and its short term liquidity was 2.97% and 4.36.%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1997 is approximately $14.40 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1997, the Bank had loan commitments outstanding of $493,000 and $979,000 in commitments to purchase a short-term REMIC and an adjustable-rate mortgage-backed security. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments. FHLB advances may be used to fund these commitments, if necessary.

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

KEY OPERATING RATIOS
--------------------

                                                              Three Months Ended               Nine Months Ended
                                                                   June 30,                        June 30,
                                                              ------------------               -----------------

                                                                1997 (1)      1996 (1)      1997 (1)         1996 (1)
                                                                --------      --------      --------         --------

                                                               (Dollars in Thousands,          (Dollars in Thousands,
                                                               except per share data)          except per share data)
                                                                    (Unaudited)                     (Unaudited)



Return on average assets.............................             1.31%         1.08%         1.27%            0.84%

Return on average equity.............................             4.92%         3.49%         4.38%            3.60%

Interest rate spread.................................             2.36%         2.42%         2.49%            2.25%

Net interest margin..................................             3.71%         3.86%         3.81%            3.41%

Noninterest expense to average assets................             1.81%         2.42%         1.95%            2.28%

Net charge-offs to average outstanding loans.........             0.00%         0.00%         0.00%            0.00%



                                                              At June 30,    At September 30,
                                                                 1997              1996
                                                             ------------    ----------------

Nonaccrual and 90 days past due loans................                213            32

Repossessed real estate.............................                   0             0

  Total nonperforming assets.........................                213            32

Allowance for credit losses to nonperforming assets..             136.15%       862.50%

Nonperforming loans to total loans...................               0.76%         0.12%

Nonperforming assets to total assets.................               0.39%         0.06%

Book value per share (2).............................             $14.68        $14.66


----------------
(1)      The ratios for the three- and three-month periods are annualized.
(2) The number of shares outstanding as of June 30, 1997 and September 30, 1996 were 954,845 and 1,058,000, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a)      Exhibits

                           Exhibit 27 - Financial Disclosure Schedule
                                        (in electronic filing only)

                  (b)      Reports on Form 8-K

                           None.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAZY WOMAN CREEK BANCORP INCORPORATED


Date: July 17, 1997    By: /s/ Deane D. Bjerke
                           -------------------
                               Deane D. Bjerke
                               President and
                               Chief Executive Officer
                               (Principal Executive Officer)



Date: July 17, 1997    By: /s/ Dalen C. Slater
                           -------------------
                               Dalen C. Slater
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)