Form 10QSB
period 1997-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 1998-02-03
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at January 30, 1998:  954,845

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                -----      -----

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition at December
            31, 1997 (unaudited) and September 30, 1997 (audited)...........   1

            Consolidated Statements of Income for the three months
            ended December 31, 1997 and 1996 (unaudited)....................   2

            Consolidated Statements of Cash Flows for the three months
            ended December 31, 1997 and 1996 (unaudited)....................   3

            Notes to Unaudited Interim Consolidated Financial
            Statements......................................................   4


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................   7



PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings...............................................  13

Item 2.     Changes in Securities...........................................  13

Item 3.     Defaults upon Senior Securities.................................  13

Item 4.     Submission of Matters to a Vote of Security Holders.............  13

Item 5.     Other Information...............................................  13

Item 6.     Exhibits and Reports on Form 8-K................................  13



SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                  December 31,  September 30,
                                                                                       1997        1997
                                                                                  ------------  -------------
                                                                                    (unaudited)  (audited)
                                                                                        (In Thousands)
Assets

Cash and cash equivalents ........................................................   $    715    $  1,194

Interest bearing time deposits ...................................................         99          99

Investment and mortgage-backed securities available-for-sale .....................     22,019      19,155

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $7,402 in December 1997 and $9,067 in September 1997)      7,339       9,009

Stock in Federal Home Loan Bank of Seattle, at cost ..............................        867         801

Loans receivable, net ............................................................     28,739      28,636

Accrued interest receivable ......................................................        534         559

Premises and equipment, net ......................................................        432         443

Other assets .....................................................................         30          56
                                                                                     --------    --------

    Total assets .................................................................   $ 60,774    $ 59,952
                                                                                     ========    ========

Liabilities and Stockholders' Equity

Liabilities

  Deposits .......................................................................     30,508      29,507

  Advances from Federal Home Loan Bank ...........................................     15,450      15,700

  Advances from borrowers for taxes and insurance ................................         10          54

  Federal income tax payable .....................................................        117         155

  Deferred income taxes ..........................................................        106         116

  Dividends payable ..............................................................         95          95

  Accrued expenses and other liabilities .........................................        123         115
                                                                                     --------    --------

    Total liabilities ............................................................     46,409      45,742
                                                                                     --------    --------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares authorized; ........   $   --      $   --
    none issued and outstanding

  Common stock, par value $.10 per share, 5,000,000 shares authorized;
    1,058,000 issued .............................................................        106         106

  Additional paid-in surplus .....................................................     10,061      10,041

  Unearned ESOP/MSBP shares ......................................................       (783)       (809)

  Retained earnings, substantially restricted ....................................      6,478       6,377

  Unrealized gain(loss) on securities available-for-sale .........................         85          77

  Treasury stock, shares at cost .................................................     (1,582)     (1,582)
                                                                                     --------    --------

    Total stockholders' equity ...................................................     14,365      14,210
                                                                                     --------    --------

    Total liabilities and stockholders' equity ...................................   $ 60,774    $ 59,952
                                                                                     ========    ========

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Income

                                                                              Three Months Ended
                                                                                 December 31,
                                                                           ------------------------
                                                                              1997           1996
                                                                           ---------       --------
                                                                                  (Unaudited)
Interest Income:                                                          (Dollars in Thousands except
                                                                             earnings per share and
                                                                               dividends declared)
  Loans receivable............................................                $599             $552

  Mortgage-backed securities..................................                 179              161

  Investment securities.......................................                 326              236

  Interest-bearing time deposits..............................                   1                1

  Other.......................................................                  25               12
                                                                              ----             ----
     Total interest income....................................               1,130              962
                                                                             -----
Interest expense:

  Deposits....................................................                 382              355

  Advances from FHLB of Seattle...............................                 230              102
                                                                              ----             ----
     Total interest expense...................................                 612              457
                                                                              ----
     Net interest income......................................                 518              505

Provision for loan losses (loan loss benefit).................                   -                -
                                                                             -----          -------
     Net interest income after provision for loan losses......                 518              505

Non-interest income:

  Customer service charges....................................                  12                9

  Other operating income......................................                  10                7
                                                                             -----            -----
     Total non-interest income................................                  22               16

Non-interest expense:

  Compensation and benefits...................................                 138              125

  Occupancy and equipment.....................................                  21               32

  FDIC/SAIF deposit insurance premiums........................                   5               16

  Advertising.................................................                   9               11

  Data processing services....................................                  24               25

  Loss on sale of premises and equipments.....................                   3                -

  Other.......................................................                  57               68
                                                                              ----             ----
     Total non-interest expense...............................                 257              277
                                                                              ----             ----
     Income before income taxes...............................                 283              244

Income tax expense............................................                  93               83
                                                                              ----             ----
     Net income...............................................               $ 190            $ 161
                                                                              ====             ====

Dividends declared per common share...........................               $0.10            $0.10
                                                                              ====             ====

Earnings per common share.....................................               $0.21            $0.21
                                                                              ====             ====

Earnings per common share - assuming dilution.................               $0.21            $0.16
                                                                              ====             ====

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                                    Three Months Ended
                                                                                                        December 31,
                                                                                                  --------------------------
                                                                                                    1997              1996
                                                                                                  --------          --------
                                                                                                        (In Thousands)
Cash flows from operating activities:                                                                     (Unaudited)
  Net income.............................................................................         $   190           $   161

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:

    Amortization of:

      Premiums and discounts on securities available-for-sale............................               1                 -

    Federal Home Loan Bank stock dividend................................................             (17)               (8)

    Depreciation.........................................................................              11                23

    Dividends reinvested.................................................................             (22)                -

    Loss on sale of premises and equipment...............................................               3                 -

    ESOP shares committed to be released.................................................              17                13

    MSBP deferred compensation...........................................................              28                 -

Change in:

        Accrued interest receivable......................................................              25                78

        Other assets.....................................................................              26                13

        Federal income taxes payable.....................................................             (38)               30

        Deferred tax liability...........................................................             (13)                -

        Accrued expenses and other liabilities...........................................               8              (160)
                                                                                                    -----             -----
           Net cash provided by operating activities.....................................             219               150

Cash flows from investing activities:

  Purchases of securities available-for-sale.............................................          (6,997)           (2,205)

  Maturities and calls of securities available-for-sale..................................           4,166             1,979

  Maturities and calls of securities held-to-maturity....................................           1,670               472

  Purchase of FHLB stock.................................................................             (49)                -

  Origination of loans receivable........................................................          (1,865)           (2,552)

  Repayment of principal on loans receivable.............................................           1,762             1,774

  Purchase of premises and equipment.....................................................              (3)               (5)
                                                                                                   ------            ------
    Net cash used in investing activities................................................          (1,316)             (537)

Cash flows from financing activities:

  Net change in deposits.................................................................           1,001              (302)

  Net changes in advances from Federal Home Loan Bank....................................            (250)            1,372

  Net change in advances from borrowers for taxes and insurance..........................             (44)              (43)

  Dividends paid to stockholders.........................................................             (89)              (99)
                                                                                                   ------            ------
    Net cash provided in financing activities............................................             618               928
                                                                                                   ------            ------

Net increase (decrease) in cash and cash equivalents.....................................            (479)              541

Cash and cash equivalents at beginning of year...........................................           1,194               451
                                                                                                    -----            ------
Cash and cash equivalents at end of period...............................................         $   715           $   992
                                                                                                   ======            ======

See notes to unaudited interim consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements

                                December 31, 1997


NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, the reader should refer to the Annual Report on Form 10-KSB of Crazy Woman Creek Bancorp Incorporated (the "Corporation").

The accompanying consolidated financial statements include the accounts of the Corporation and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

Statement No. 125 generally requires the Corporation to recognize as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Servicing rights are initially recorded at fair value based upon the present value of estimated future cash flows. Subsequently, the servicing rights are assessed for impairment, which is recognized in the statement of earnings in the period the impairment occurs. For purposes of performing the impairment evaluation, the related portfolio must be stratified on the basis of certain risk characteristics including loan type and note rate. Statement No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment be measured like debt securities available-for-sale or trading securities under Statement No.
115. The Corporation adopted the provisions of Statement No. 125 on January 1, 1997, and adoption did not have a material effect on the financial position or operations of the Corporation.

NOTE 4:           EARNINGS PER SHARE

SFAS No. 128 "Earnings Per Share" was issued by the FASB in February 1997 and became effective for the Corporation for all reporting periods beginning with the interim reporting period ended December 31, 1997, SFAS No. 128 replaces presentation of primary earnings per share ("EPS") with the presentation of basic and fully-diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Additionally, unallocated ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MSBP shares are excluded from the weighted-average common shares outstanding calculation. At December 31, 1997, there were 8,001 allocated ESOP shares and 5,628 vested MSBP shares. The weighted-average common shares outstanding for the three month period ended December 31, 1997 was computed at 861,773 which is net of weighted-average unallocated ESOP shares (56,380) and weighted-average unvested MSBP shares (18,494). The weighted-average common shares outstanding for the three month period ended December 31, 1996 was calculated at 955,532 shares.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the entity. Dilutive potential common shares are added to the weighted-average shares used to compute basic EPS. The following shows the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                         For the period ended December 31, 997
                                        ----------------------------------------
                                          Income          Shares       Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------   ---------

Net Income                                $190,000
                                          --------

Basic EPS
  Net income available to
    common stockholders                    190,000        861,773        $0.22
                                                                         =====

Effect of Dilutive Securities
  ESOP shares                                    -              -
  Stock Options - granted                        -         16,997
  Unvested MSBP shares                           -          3,470
                                           -------          -----

Diluted EPS
  Income available to common
  stockholders plus assumed conversions    $190,000       882,240        $0.22
                                           ========       =======        =====

The weighted-average number of common shares outstanding was the same for both basic and diluted EPS for the three months ended December 31, 1997 given that the assumed conversion of potential common shares would have been anti-dilutive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL
-------

The Corporation is a unitary savings and loan holding company of the Bank. The Corporation's assets are comprised of its investment in the Bank, loans to the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank, and shares in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity loans, consumer loans and loans secured by savings accounts. The Bank also invests in mortgage-backed securities and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans.

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

FINANCIAL CONDITION
-------------------

The Corporation's assets increased by $822,000 from $9.95 million at September 30, 1997 to $60.77 million at December 31, 1997. Asset growth was attributed to a $2.86 million increase in investment securities available-for-sale. This increase was somewhat offset by a $1.67 million decrease in investment securities held-to-maturity as well as a $479,000 decrease in cash and cash equivalents. The decline in investment securities held-to-maturity was primarily caused by maturities and the Corporation's decision to invest in available-for-sale securities.

From September 30, 1997 to December 31, 1997, the Corporation experienced a $1.00 million increase in deposits. This increase in deposits was primarily used to fund the purchase of investment securities available-for-sale and to repay advances from the FHLB. At December 31, 1997, FHLB advances totaled $15.45 million compared to $15.70 million at September 30, 1997.

At December 31, 1997, stockholders' equity totaled $14.37 million or 23.64% of total assets compared to $14.21 million or 23.70% of total assets at September 30, 1997. Stockholders' equity continues to grow as a result of earnings and a slight increase in the market value of investment securities available-for sale. The increase in stockholders' equity was offset by a $.10 per share cash dividend that was declared in December 1997.

ASSET QUALITY
-------------

Non-performing loans totaled $112,000 at December 31, 1997 or 0.18% of total assets. This compares to $225,000 at September 30, 1997, or 0.38% of total assets. Non-performing loans were comprised of two residential loans, a commercial loan secured by a restaurant/convenience store and nine consumer loans.

RESULTS OF OPERATIONS
---------------------

         Comparison of Three Months Ended December 31, 1997 and 1996.
         ------------------------------------------------------------

Net Income. The Corporation posted net income of $190,000 for the three months ended December 31, 1997, as compared to $161,000 for the three months ended December 31, 1996. The increase in net income was attributed, in part, to a greater increase in average earning assets relative to the increase in interest-bearing liabilities for the periods covered. This difference helped cause a $13,000 increase in net interest income from 1996 to 1997. Also contributing to the increase in net income was a $6,000 increase in non-interest income and a $20,000 decline in non-interest expense. These increases in net income were partially offset by a $10,000 increase in federal income tax provisions from 1996 to 1997.

Interest Income. Total interest income increased by $168,000 or 17.46 % from $962,000 for the three months ended December 31, 1996 to $1.13 million for the three months ended December 31, 1997. An increase in the volume of average earning assets from $51.35 million for the three month period ended December 31, 1996 to $59.31 million for the same period in 1997 was the primarily reason for the increase in interest income. This increase in average earning assets caused interest income to increase by $145,000. An increase in the yield on average earning assets from 7.49% for the three month period ended December 31, 1996 to 7.62% for the three month period ended December 31, 1997 also helped augment interest income.

Interest Expense. Total interest expense increased by $155,000 during the covered periods primarily as a result of an increase in the average volume of advances from the FHLB. Such average advances increased from $7.23 million for the three month period ended December 31, 1996 to $15.43 million for the three month period ended December 31, 1997. This increase in average advances caused interest expense to increase by $116,000. The balance of the increase in interest expense for the periods covered was primarily caused by the increase in the cost of average interest-bearing liabilities from 5.08% for the three month period ended December 31, 1996 to 5.41% for the same period in 1997.

Provisions for Credit Losses. There were no provisions for loan losses for either the three months ended December 31, 1997 or 1996. For the three month period ended December 31, 1997, the Corporation recorded loan charge-offs totaling $39,000 while experiencing loan loss recoveries of $3,000. The majority of the loan charge-offs, $37,000, were attributed to the default of one commercial borrower. There were no credit losses during the three month period ended December 31, 1996. In determining the provisions for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the reserve for loan losses will be adequate to cover losses, which may in fact be realized in the future and that additional provisions will not be required.

Net Interest Income. Net interest income increased by $13,000 from $505,000 for the three months ended December 31, 1996 to $518,000 for the three months ended December 31, 1997. The increase in net interest income was primarily attributed to the fact that growth in average earning assets out paced the growth in interest-bearing liabilities. Despite the disparity in growth rates, the ratio of average interest-earning assets to average interest-bearing liabilities declined from 142.65% to 130.96% for the periods covered due to the replacement of interest-free capital with interest-bearing liabilities. In January and April 1997, the Corporation repurchased $1.88 million of its common stock. To maintain its asset size, the Corporation replaced the funds lost through stock repurchases with advances from the FHLB.

Net interest margin declined from 3.93% for the three month period ended December 31, 1996 to 3.49% for the three month period ended December 31, 1997. The decrease in net interest margin was primarily caused by a disproportionate increase in the yield on average earning assets compared to the increase in the cost of average interest-bearing liabilities; the increase in the cost of average interest-bearing liabilities out paced the increase in the yield on average earning assets for the periods covered.

Total Non-interest Income. Total non-interest income improved by $6,000 from $16,000 for the three months ended December 31, 1996 to $22,000 for the three months ended December 31, 1997 primarily as a result of additional fees generated through customer service charges and loan originations.

Total Non-interest Expense. Total non-interest expense decreased by $20,000 from $277,000 for the three months ended December 31, 1996 to $257,000 for the three months ended December 31, 1997. The decrease in non-interest expense was primarily the result of lower deposit insurance premiums and a reduction in advertising costs, equipment expenses and other operating expenses. Compensation expense increased by $13,000 from $125,000 for the three months ended December 31, 1996 to $138,000 for the three months ended December 31, 1997 due to costs associated with the Bank's Management Stock Bonus Plan ("MSBP"). These costs were not present in the three months ended December 31, 1996.

Other operating expenses decreased by $11,000 from $68,000 for the three months ended December 31, 1996 to $57,000 for the same period in 1997 primarily due to a decease in legal fees. Legal fees totaled $6,000 for the three months ended December 31, 1997 compared to $19,000 for the same period in 1996. In 1996, legal fees included work done on the Bank's ESOP and MSBP and on the special stockholders' meeting held on October 21, 1996.

Occupancy and equipment costs were $9,000 lower in 1997 than in 1996 primarily due to a decease in depreciation expense. Non-interest expense for the three months ended December 31, 1997 included a $3,000 loss from the abandonment of obsolete equipment.

Non-interest expense for the three months ended December 31, 1997 does not contain any costs associated with the Corporation's efforts to upgrade its data processing systems to address the change to the year 2000. Because all of the Corporation's data processing and computer software is provided by outside, third parties, the Corporation cannot, at this time, accurately quantify all of the costs that might be recognized directly or indirectly by the Corporation. The Corporation does not believe that these costs will have a material effect on its financial position or results of operation.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 1997 and 1996 was 32.86% and 34.02%, respectively.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements of December 31, 1997.

                                                                 At December 31, 1997
                                                            -------------------------------
                                                                                 Percentage
                                                             Amount              of Assets
                                                             ------              ---------
                                                                (Dollars in Thousands)

GAAP Capital......................................           $11,060               19.74%



Tangible capital..................................           $11,008               18.41%

Tangible capital requirement......................               896                1.50%
                                                             -------              ------

Excess............................................           $10,112               16.91%
                                                              ======               =====



Core capital......................................           $11,008               18.41%

Core capital requirements.........................             1,792                3.00%
                                                              ------               -----

Excess............................................           $ 9,216               15.41%
                                                              ======               =====



Total risk-based capital (1)......................           $11,274               46.36%

Total risk-based capital requirement (1)..........             1,945                8.00%
                                                              ------                ----

Excess (1)........................................           $ 9,329               38.36%
                                                              ======               =====

------------
(1)      Based on risk-weighted assets of $24,316.

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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds most of its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of December 31, 1997, such borrowed funds totaled $15.45 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 11.17% and 21.84% at December 31, 1997 and 1996, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 31, 1997 is approximately $12.31 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At December 31, 1997, the Bank had loan commitments outstanding of $474,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

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

KEY OPERATING RATIOS
--------------------



                                                       Three Months Ended
                                                           December 31,
                                                 -------------------------------
                                                  1997 (1)              1996 (1)
                                                  --------              --------
                                                     (Dollars in Thousands,
                                                     except per share data)
                                                           (Unaudited)



Return on average assets........................    1.26%                1.23%

Return on average equity........................    5.31%                4.12%

Interest rate spread............................    2.22%                2.42%

Net interest margin.............................    3.49%                3.93%

Noninterest expense to average assets...........    1.70%                2.11%

Net charge-offs to average outstanding loans....   (0.13)%               0.04%


                                                             At                     At
                                                        December 31,          September 30,
                                                            1997                   1996
                                                        ------------          -------------

Nonaccrual and 90 days past due loans................         112                    225

Repossessed real estate..............................           0                      0

  Total nonperforming assets.........................         112                    225

Allowance for credit losses to nonperforming assets..      237.50%                134.22%

Nonperforming loans to total loans...................        0.18%                  0.38%

Nonperforming assets to total assets.................        0.39%                  0.79%

Book value per share (2).............................      $15.04                 $14.88


----------------
(1)      The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of December 31, 1997 was 954,875. This includes shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1.   Legal Proceedings
          -----------------

          Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.   Changes in Securities
          ---------------------

          Not applicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               Exhibit 27 - Financial Disclosure Schedule
                            (in electronic form only).

          (b)  Reports on Form 8-K

               None.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February 3, 1998     By: /s/Deane D. Bjerke
                               -------------------------------------------------
                               Deane D. Bjerke
                               President and
                               Chief Executive Officer
                               (Principal Executive Officer)


Date: February 3, 1998     By: /s/Dalen C. Slater
                               -------------------------------------------------
                               Dalen C. Slater
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)