Form 10QSB
period 1998-03-31
CRAZY WOMAN CREEK BANCORP INC
filed 1998-04-20
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
          -----------------------------------------------------------
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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at April 17, 1998:  954,845

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

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB


                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition at March 31,
            1998 (unaudited) and September 30, 1997 (audited)................. 1

            Consolidated Statements of Income for the three and six
            months ended March 31, 1998 and 1997 (unaudited).................. 2

            Consolidated Statements of Cash Flows for the six months
            ended March 31, 1998 and 1997 (unaudited)......................... 3

            Notes to Unaudited Interim Consolidated Financial
            Statements........................................................ 5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................... 8



PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings.................................................15

Item 2.     Changes in Securities.............................................15

Item 3.     Defaults upon Senior Securities...................................15

Item 4.     Submission of Matters to a Vote of Security Holders...............15

Item 5.     Other Information.................................................16

Item 6.     Exhibits and Reports on Form 8-K..................................16



SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                            March 31,  September 30,
                                                                             1998          1997
                                                                          -----------  -------------
                                                                          (unaudited)    (audited)
                                                                              (In Thousands)
Assets

Cash and cash equivalents ...............................................   $  1,135    $  1,194

Interest-bearing time deposits ..........................................         99          99

Investment and mortgage-backed securities available-for-sale ............     23,383      19,155

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $6,255 in 1998 and $9,067 in 1997) .........      6,188       9,009

Stock in Federal Home Loan Bank of Seattle, at cost .....................        883         801

Loans receivable, net ...................................................     28,942      28,636

Accrued interest receivable .............................................        588         559

Premises and equipment, net .............................................        422         443

Other assets ............................................................         41          56
                                                                            --------    --------

    Total assets ........................................................   $ 61,681    $ 59,952
                                                                            ========    ========

Liabilities and Stockholders' Equity

Liabilities

  Deposits ..............................................................     30,628      29,507

  Advances from Federal Home Loan Bank ..................................     16,050      15,700

  Advances from borrowers for taxes and insurance .......................         29          55

  Federal income tax payable ............................................         39         155

  Deferred income taxes .................................................        132         115

  Dividends payable .....................................................         95          95

  Accrued expenses and other liabilities ................................        161         115
                                                                            --------    --------

    Total liabilities ...................................................     47,134      45,742
                                                                            --------    --------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares authorized;   $     --    $     --
    none issued and outstanding

  Common stock, par value $.10 per share, 5,000,000 shares authorized;
    1,058,000 issued ....................................................        106         106

  Additional paid-in surplus ............................................     10,068      10,041

  Unearned ESOP/MSBP shares .............................................       (757)       (809)

  Retained earnings, substantially restricted ...........................      6,576       6,377

  Unrealized gain(loss) on securities available-for-sale ................        136          77

  Treasury stock, at cost (103,155 shares) ..............................     (1,582)     (1,582)
                                                                            --------    --------

    Total stockholders' equity ..........................................     14,547      14,210
                                                                            --------    --------

    Total liabilities and stockholders' equity ..........................   $ 61,681    $ 59,952
                                                                            ========    ========


See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Income

                                                             Three Months Ended Six Months Ended
                                                                  March 31,         March 31,
                                                              ----------------   ---------------
                                                                1998     1997     1998     1997
                                                               ------   ------   ------   ------

                                                                (Unaudited)      (Unaudited)

Interest Income:                              (Dollars in thousands except earnings per share and dividends declared per share)

  Loans receivable ........................................   $  609   $  560   $1,208   $1,112

  Mortgage-backed securities ..............................      165      137      344      298

  Investment securities ...................................      316      227      642      464

  Interest bearing time deposits ..........................        1        2        3        3

  Other ...................................................       24       16       49       27
                                                              ------   ------   ------   ------

     Total interest income ................................    1,115      942    2,246    1,904
                                                              ------   ------   ------   ------

Interest expense:

  Deposits ................................................      375      339      757      694

  Advances from FHLB of Seattle ...........................      229      118      459      220
                                                              ------   ------   ------   ------

     Total interest expense ...............................      604      457    1,216      914
                                                              ------   ------   ------   ------
                                                                                        ------

     Net interest income ..................................      511      485    1,030      990

Provision for loan losses .................................        6       --        6       --
                                                              ------   ------   ------   ------

     Net interest income after provision for loan losses ..      505      485    1,024      990

Non-interest income:

  Customer service charges ................................       12       10       24       19

  Gain on sale of investment and mortgage-backed securities        3        1        3        2

  Other operating income ..................................       12        9       21       16
                                                              ------   ------   ------   ------

     Total non-interest income ............................       27       20       48       37

Non-interest expense:

  Compensation and benefits ...............................      129      140      267      265

  Occupancy and equipment .................................       20       26       41       58

  FDIC/SAIF deposit insurance premiums ....................        5        1        9       17

  Advertising .............................................        7        8       16       19

  Data processing services ................................       25       23       50       48

  Loss on sale of premises and equipment ..................       --       --        3       --

  Other ...................................................       62       50      119      118
                                                              ------   ------   ------   ------

     Total non-interest expense ...........................      248      248      505      525
                                                              ------   ------   ------   ------

     Income before income taxes ...........................      284      257      567      502

Income tax expense ........................................       97       89      190      172
                                                              ------   ------   ------   ------

     Net income ...........................................   $  187   $  168   $  377   $  330
                                                              ======   ======   ======   ======






Dividends declared per common share .......................   $ 0.10   $ 0.10   $ 0.20   $ 0.20
                                                              ======   ======   ======   ======

Earnings per common share .................................   $ 0.22   $ 0.18   $ 0.44   $ 0.34
                                                              ======   ======   ======   ======

Earnings per common share - assuming dilution .............   $ 0.21   $ 0.18   $ 0.43   $ 0.34
                                                              ======   ======   ======   ======

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                                 Six Months Ended
                                                                                                      March 31,
                                                                                                  1998         1997
                                                                                                 ------       -----

                                                                                                 (In Thousands)

Cash flows from operating activities:                                                              (Unaudited)

  Net income ...............................................................................   $    377    $    330

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:

    Amortization of:

      Premiums and discounts on securities available-for-sale ..............................          1           8

      Premiums and discounts on securities held-to-maturity ................................          1           2

    Provision for loan losses ..............................................................          6          --

    Federal Home Loan Bank stock dividend ..................................................        (33)        (15)

    Depreciation ...........................................................................         24          37

    Gain on sale of securities .............................................................         (3)         (2)

    Dividends reinvested ...................................................................        (26)         --

    Loss on sale of premises and equipment .................................................          3          --

    ESOP shares committed to be released ...................................................         49          28

    MSBP deferred compensation .............................................................         30          27

Change in:

        Accrued interest receivable ........................................................        (29)         24

        Other assets .......................................................................         15           7

        Federal income taxes payable .......................................................       (116)         85

        Deferred tax liability .............................................................        (13)         (5)

        Accrued expenses and other liabilities .............................................         46        (162)
                                                                                               --------    --------

           Net cash provided by operating activities .......................................        332         364

Cash flows from investing activities:

  Purchases of securities available-for-sale ...............................................    (13,164)     (4,649)

  Maturities and calls of securities available-for-sale ....................................      8,623       3,338

  Proceeds from the sale of securities available-for-sale ..................................        430       2,539

  Maturities and calls of securities held-to-maturity ......................................      2,320         611

  Proceeds from the sale of securities .....................................................        500         650

  Purchase of FHLB stock ...................................................................        (49)        (43)

  Net change in loans receivable ...........................................................       (312)     (1,723)

  Purchase of premises and equipment .......................................................         (6)        (10)
                                                                                               --------    --------

    Net cash used in investing activities ..................................................     (1,658)        713

Cash flows from financing activities:

  Net change in deposits ...................................................................      1,121      (1,240)

  Net changes in advances from Federal Home Loan Bank ......................................        350       2,894

  Net change in advances from borrowers for taxes and insurance ............................        (26)        (25)

  Acquisition of treasury stock, at cost ...................................................         --      (1,203)

  Dividends paid to stockholders ...........................................................       (178)       (194)
                                                                                               --------    --------

    Net cash provided in financing activities ..............................................      1,267         232
                                                                                               --------    --------

Net increase (decrease) in cash and cash equivalents .......................................        (59)      1,309

Cash and cash equivalents at beginning of year .............................................      1,194         451
                                                                                               --------    --------

Cash and cash equivalents at end of period .................................................   $  1,135    $  1,760
                                                                                               ========    ========

See notes to unaudited interim consolidated financial statements.

          Notes to Unaudited Interim Consolidated Financial Statements

                                 March 31, 1998


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

NOTE 4:           EARNINGS PER SHARE

SFAS No. 128 "Earnings Per Share" was issued by the FASB in February 1997 and became effective for the Corporation for all reporting periods beginning with the interim reporting period ended December 31, 1997. SFAS No. 128 replaces presentation of primary earnings per share ("EPS") with the presentation of basic and fully-diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation and the numerator and the denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Additionally, unallocated ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MSBP shares are excluded from the weighted-average common shares outstanding calculation. At March 31, 1998, there were 8,001 allocated ESOP shares and 7,236 vested MSBP shares. The weighted-average common shares outstanding for the six month period ended March 31, 1998 was computed at 862,948 which is net of weighted-average unallocated ESOP shares (55,809) and weighted-average unvested MSBP shares (17,891). The weighted-average common shares outstanding for the six month period ended March 31, 1997 was calculated at 963,281 shares.

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

                                                           For the three month period ended March 31, 1998
                                                           -----------------------------------------------
                                                          Income              Shares                Per-Share
                                                        (Numerator)        (Denominator)             Amount
                                                        -----------        -------------             ------
Net Income                                               $187,000
                                                         --------

Basic EPS

  Net income available to
    common stockholders                                   187,000              864,122                  $0.22
                                                                                                         ====

Effect of Dilutive Securities

  ESOP Shares                                                   -                    -

  Stock Options - granted                                       -               20,443

  Unvested MSBP shares                                          -                4,063
                                                         --------              -------

Diluted EPS

  Income available to common
   stockholders plus assumed conversions                 $187,000              888,628                  $0.21
                                                          =======              =======                   ====



                                                            For the six month period ended March 31, 1998
                                                            ---------------------------------------------
                                                         Income              Shares                  Per-Share
                                                        (Numerator)        (Denominator)               Amount
                                                        -----------        -------------               ------

Net Income                                               $377,000
                                                         --------

Basic EPS

  Net income available to
    common stockholders                                   377,000              862,948                  $0.44
                                                                                                         ====

Effect of Dilutive Securities

  ESOP Shares                                                   -                    -

  Stock Options - granted                                       -               19,909

  Unvested MSBP shares                                          -                3,935
                                                         --------              -------

Diluted EPS

  Income available to common
   stockholders plus assumed conversions                 $377,000              886,792                  $0.43
                                                          =======              =======                   ====



                                                           For the three month period ended March 31, 1997
                                                           -----------------------------------------------
                                                          Income              Shares                 Per-Share
                                                        (Numerator)        (Denominator)              Amount
                                                        -----------        -------------              ------
Net Income                                              $168,000
                                                        --------

Basic EPS

  Net income available to
    common stockholders                                  168,000               928,710                  $0.18
                                                                                                         ====

Effect of Dilutive Securities

  ESOP Shares                                                  -                     -

  Stock Options - granted                                      -                 8,437

  Unvested MSBP shares                                         -                 1,531
                                                         -------               -------

Diluted EPS

  Income available to common
   stockholders plus assumed conversions                $168,000               938,678                  $0.18
                                                         =======               =======                   ====


                                                             For the six month period ended March 31, 1997
                                                             ---------------------------------------------
                                                          Income              Shares                Per-Share
                                                        (Numerator)        (Denominator)             Amount
                                                        -----------        -------------             ------
Net Income                                              $330,000

Basic EPS

  Net income available to
    common stockholders                                  330,000               963,281                  $0.34
                                                                                                         ====

Effect of Dilutive Securities

  ESOP Shares                                                  -                     -

  Stock Options - granted                                      -                 4,164

  Unvested MSBP shares                                         -                   218
                                                         -------               -------

Diluted EPS

  Income available to common
   stockholders plus assumed conversions                $330,000               967,663                  $0.34
                                                         =======               =======                   ====

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

FINANCIAL CONDITION
-------------------

At March 31, 1998, assets totaled $61.68 million compared to total assets of $60.00 million at September 30, 1997. Asset growth was primarily attributed to a $4.22 million increase in investments securities available-for-sale. This increase was somewhat offset by a $2.82 million decrease in investment securities held-to-maturity. The decline in investment securities held-to-maturity was primarily caused by maturities and the Corporation's decision to place the majority of its investment purchases in the available-for-sale portfolio.

Asset growth was primarily funded by an increase in deposits. Deposits increased by $1.12 million from $29.51 million at September 30, 1997 to $30.63 million at March 31, 1998 primarily as a result an increase in business checking and certificates of deposits. Meanwhile, advances from the FHLB increased by $350,000 from $15.70 million at September 30, 1997 to $16.05 million at March 31, 1998.

At March 31, 1998, stockholder's equity totaled $14.55 million or 23.58% compared to $14.21 million or 23.70% of total assets at September 30, 1997. The increase in stockholder's equity was primarily due to continued earnings and an increase in the market value of investment securities available-for-sale. The increase in stockholder's equity was somewhat offset by $.10 per share cash dividends declared in December 1997 and in March 1998.

ASSET QUALITY
-------------

Non-performing assets totaled $54,000 at March 31, 1998, or 0.09% of total assets. This compares to $225,000 at September 30, 1997 or 0.38% of total assets. Non-performing loans were comprised of one residential home loan and three consumer loans.

RESULTS OF OPERATIONS
---------------------

         Comparison of Six Months Ended March 31, 1998 and 1997.
         -------------------------------------------------------

Net Income. Net income for the six months ended March 31, 1998 totaled $377,000 compared to $330,000 for the six months ended March 31, 1997. Net income was higher in 1998 than in 1997 primarily due to a $40,000 increase in net interest income. Also contributing to the increase was a $9,000 increase in non-interest income and a $20,000 decline in non-interest expense. Net income in 1998 was negatively affected by a $6,000 provision to loan loss reserves. Federal tax provisions were $18,000 higher in 1998 than in 1997.

Interest Income. For the six months ended March 31, 1998 interest income totaled $2.25 million compared to $1.90 million for the six months ended March 31, 1997. An increase in the volume of average earning assets from $50.97 million for the six month period ended March 31, 1997 to $59.71 million for the same period in 1998 caused interest income to increase by $318,000. A slight increase in the yield on average earning assets from 7.47% for the six month period ended March 31, 1997 to 7.52% for the six month period ended March 31, 1998 also help increase interest income by $24,000.

Interest Expense. Total interest expense increased by $302,000 from $914,000 for the six months ended March 31, 1997 to $1.22 million for the same period in 1998 primarily as a result of an increase in the volume of average interest-bearing liabilities. This increase in volume resulted in a $253,000 increase in interest expense. An increase in average advances from the FHLB accounted for $212,000 of the increase caused by a change in volume. Such average advances increased from $7.95 million for the six month period ended March 31, 1997 to $15.61 million for the six month period ended March 31, 1998. The balance of the increase in interest expense for the periods covered was attributed to an increase in the cost of interest-bearing deposits from 5.04% for the six month period ended March 31, 1997 to 5.34% for the six month period ended March 31, 1998.

Provisions for Credit Losses. The Corporation made a $6,000 provision to loan loss reserves for the six months ended March 31, 1997; no provision were made in 1997. Loan charge-offs for the six months ended March 31, 1998 totaled $39,000 while recoveries totaled $7,000. In 1997, loan charge-offs totaled $5,000 while recoveries also totaled $5,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Net Interest Income. Net interest income increased by $40,000 from $990,000 for the six months ended March 31, 1997 to $1.03 million for the six months ended March 31, 1998. The increase in net interest income was primarily caused by the growth in average earning assets relative to the increase in average interest-bearing liabilities. Although the increase in average interest-bearing liabilities out paced the growth in average earning assets as evidenced by the decline the ratio of average earning assets to average interest-bearing liabilities from 140.60% in 1997 to 131.04% in 1998, net interest income still increased by $66,0000. The Corporation was able to maintain a positive interest rate spread despite the mismatch in the growth of average earning assets compared to average interest-bearing liabilities. A factor contributing to the decline in the ratio of average earning assets to interest-bearing liabilities was the Corporation's repurchase of $1.88 million of its common stock in January and April 1997. The funds lost through repurchases were primarily replaced by interest-bearing advances from the FHLB.

Net interest margin declined from 3.89% for the six month period ended March 31, 1997 to 3.45% for the six month period ended March 31, 1998. The decrease in net interest margin was primarily caused by a disproportionate increase in the yield on average earning assets compared to the increase in the cost of average interest-bearing liabilities; the increase in the cost of average interest-bearing liabilities increased more than the yield on average interest earning assets for the periods covered.

Total Non-interest Income. Total non-interest income increased by $9,000 from $37,000 for the six months ended March 31, 1997 to $48,000 for the six months ended March 31, 1998 primarily due to an increase in fees generated from customer service charges and loan originations.

Total Non-interest Expense. Total non-interest expense declined by $20,000 from $525,000 for the six months ended March 31, 1997 to $505,000 for the six months ended March 31, 1998. The decrease was primarily attributed to lower deposit insurance premiums, occupancy and equipment expenses and a slight reduction in advertising costs. There was no significant changes in the other components of non-interest expense.

Non-interest expense for the six months ended March 31, 1998 does not contain any direct costs associated with the Corporation's efforts to upgrade its data processing systems to address the change to the year 2000. The Corporation does not believe that its costs to comply with the change to the year 2000 will have a material effect on its financial position or results of operation. However, despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Corporation, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the results of operation or financial condition of the Corporation.

Provision for Income Taxes. The effective tax rate for the six months ended March 31, 1998 and 1997 was 33.51% and 34.26%, respectively.

         Comparison of Three Months Ended March 31, 1998 and 1997
         --------------------------------------------------------

General. For the three month period ended March 31, 1998, the Corporation posted net income of $187,000 compared to $168,000 for the three month period ended March 31, 1997. The increase in net income was primarily attributed to a $26,000 increase in net interest income and a $7,000 increase in non-interest income. These increases were partially offset by a $6,000 provision to loan loss reserves.

Interest Income. Interest income increased by $173,000 from $942,000 for the six months ended March 31, 1997 to $1.12 million for the same period in 1998. The growth in interest income was primarily the result of an increase in average earning assets for the periods covered. Average earning assets increased from $50.58 million for the three month period ended March 31, 1997 to $60.11 million for the three month period ended March 31, 1998.

Interest Expense. Interest expense increased from $457,000 for the three months ended March 31, 1997 to $604,000 for the three months ended March 31, 1998 resulting in an increase of $137,000. The increase in interest expense was primarily attributed to an increase in the volume of interest-bearing liabilities from $36.49 million for the three month period ended March 31, 1997 to $45.94 million for the same period in 1998. The increase in volume caused interest expense to go up by $124,000. An increase in the cost of funds from 5.01% to 5.27% for the periods covered also attributed to the increase in interest expense.

Provision for Credit Losses. The Corporation made a $6,000 loan loss provision for the three months ended March 31, 1998; no loan loss provisions were made for the three months ended March 31, 1997. See also "--Comparison of Six Months Ended March 31, 1998 and 1997 -- Provision for Credit Losses."

Net Interest Income. Net interest income increase by $26,000 from $485,000 for the three months ended March 31, 1997 to $511,000 for the three months ended March 31, 1998. The primary reason for the increase was due to the fact that income generated by the growth in earning assets out paced the increase in expense caused by the growth in interest-bearing liabilities. The Corporation was able to increase net interest income despite a drop in net interest margin for the periods covered. Net interest margin declined from 3.84% for the three month period ended March 31, 1997 to 3.40% for the same period in 1998. Today's relatively flat yield curve has also contributed to the Corporation's drop in net interest margin from 1997 to 1998.

Total Non-Interest Income. Total non-interest income improved by $7,000 from $20,000 for the three months ended March 31, 1997 to $27,000 for the three months ended March 31, 1998. The improvement was primarily a result of increased fees from customer service charges and loan originations.

Total Non-Interest Expense. The was no change in non-interest expense from the three months ended March 31, 1997 to the three months ended March 31, 1998. Compensation expense was $11,000 higher in 1997 than in 1998 due to management bonuses paid in 1997. There were no significant changes in the other components of non-interest income. See also "--Comparison of Six Months Ended March 31, 1998 and 1997 -- Total Non-interest Expense."

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 1998 and 1997 was 34.15% and 34.63%, respectively.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements of March 31, 1998.


                                           At March 31, 1998
                                           -----------------
                                                     Percentage
                                            Amount   of Assets
                                            ------   ---------
                                          (Dollars in Thousands)

GAAP Capital ...........................   $11,228



Tangible capital .......................   $11,220      18.56%

Tangible capital requirement ...........       907       1.50%
                                           -------      -----

Excess .................................   $10,313      17.06%
                                           =======      =====



Core capital ...........................   $11,220      18.56%

Core capital requirements ..............     1,813       3.00%
                                           -------      -----

Excess .................................   $ 9,407      15.56%
                                           =======      =====



Total risk-based capital (1) ...........   $11,496      47.34%

Total risk-based capital requirement (1)     1,943       8.00%
                                           -------      -----

Excess (1) .............................   $ 9,553      39.34%
                                           =======      =====

------------

(1)      Based on risk-weighted assets of $24,286.


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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of March 31, 1998 such borrowed funds totaled $16.05 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 66.39% and 11.17% at March 31, 1998 and 1997, respectively. Recent changes regulatory changes regarding assets eligible for liquidity caused the significant increase in the Bank's regulatory liquidity ratios from 1997 to 1998, generally, the maturity restrictions were lifted on U.S. Agency related securities.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 1999 is approximately $12.33 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At March 31, 1998, the Bank had loan commitments outstanding of $883,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

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

RECENT ANNOUNCEMENTS
--------------------

The Corporation, in a press release dated April 9, 1998, announced that it had received regulatory authorization to repurchase up to 47,742 shares of the Corporation's common stock. This repurchase program follows the repurchase of 103,155 shares of common stock since the Bank's mutual-to-stock conversion in March 1996.

The repurchase will be made in open-market transactions over a one-year period subject to the availability of stock and pursuant to the terms of the Corporation's repurchase plan. Repurchased shares will become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

Any repurchase could have an adverse effect on the Corporation's ability to be listed on the Nasdaq SmallCap Market.

KEY OPERATING RATIOS
--------------------

                                                              Three Months Ended              Six Months Ended
                                                                  March 31,                       March 31,
                                                             ---------------------      -------------------------

                                                             1998 (1)     1997 (1)      1998 (1)         1997 (1)
                                                             --------     --------      --------         --------

                                                            (Dollars in Thousands,          (Dollars in Thousands,
                                                            except per share data)          except per share data)
                                                                 (Unaudited)                     (Unaudited)



Return on average assets.............................          1.22%         1.30%         1.24%            1.27%

Return on average equity.............................          5.15%         4.63%         5.23%            4.38%

Interest rate spread.................................          2.15%         2.44%         2.43%            2.43%

Net interest margin..................................          3.40%         3.76%         3.45%            3.81%

Noninterest expense to average assets................          1.62%         1.92%         1.66%            2.02%

Net charge-offs to average outstanding loans.........          0.00%         0.00%         0.01%            0.00%


                                                              At March 31,         At September 30,
                                                                  1998                   1997

Nonaccrual and 90 days past due loans................                 54           225

Repossessed real estate.............................                   0             0

  Total nonperforming assets.........................                 54           225

Allowance for credit losses to nonperforming assets..            240.34%       134.22%

Nonperforming loans to total loans...................              0.09%         0.12%

Nonperforming assets to total assets.................              0.19%         0.38%

Book value per share (2).............................             $15.23        $14.88

----------------
(1)  The ratios for the three- and six-month periods are annualized.
(2) The number of shares outstanding as of March 31, 1998 and September 30, 1997 were 954,845 shares. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1.   Legal Proceedings
          -----------------

          Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


Item 2.   Changes in Securities
          ---------------------

          Not applicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On January 22, 1998, the Corporation held its annual meeting of stockholders and the following items were presented:

          Election of Directors Greg L. Goddard and Douglas D. Osborn for terms of three years ending 2001 and the ratification of the appointment of KPMG Peat Marwick, LLP as the Corporation's auditors for the 1998 fiscal year.

          Votes were as follows:

                                              For         Against       Withheld
                                              ---         -------       --------

                  Greg L. Goddard           669,377         5,760           -
                  Douglas D. Osborn         661,325        13,012           -

                  Ratification of
                  Peat Marwick              670,376         3,911         850

Item 5.  Other Information
         -----------------

         See "Recent Announcements."


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


                           CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: April 17, 1998       By: /s/ Deane D. Bjerke
                               -------------------------------------------------
                               Deane D. Bjerke
                               President and
                               Chief Executive Officer
                               (Principal Executive Officer)



Date: April 17, 1998       By: /s/ Dalen C. Slater
                               -------------------------------------------------
                               Dalen C. Slater
                               Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)