Form 10QSB
period 1998-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 1998-08-13
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
     --------------------------------------------------------------------
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


                                 (307) 684-5591
                                 --------------
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X       No
                                                                ----         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class:   Common Stock, par value $.10 per share
                  Outstanding at July 31, 1998:  917,845

Transitional Small Business Disclosure Format (check one):  Yes           No  X
                                                                ----         ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                              Page
                                                                                                              ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements

                       Consolidated Statements of Financial Condition at June 30, 1998
                       (unaudited) and September 30, 1997 (audited).........................                    1

                       Consolidated Statements of Income for the three and nine months
                       ended June 30, 1998 and 1997 (unaudited)...............                                  2

                       Consolidated Statements of Cash Flows for the nine months ended June
                       30, 1998 and 1997 (unaudited)........................................                    3

                       Notes to Unaudited Interim Consolidated Financial Statements.........
                                                                                                                5
Item 2.                Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................                    9

PART II.               OTHER INFORMATION
                       -----------------

Item 1.                Legal Proceedings....................................................                   15

Item 2.                Changes in Securities................................................                   15

Item 3.                Defaults upon Senior Securities......................................                   15

Item 4.                Submission of Matters to a Vote of Security Holders..................                   15

Item 5.                Other Information....................................................                   15

Item 6.                Exhibits and Reports on Form 8-K.....................................                   16

SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                                    June 30,        September 30,
                                                                                                      1998              1997
                                                                                                   -----------      -------------
                                                                                                   (unaudited)        (audited)
                                                                                                           (In Thousands)
Assets
------

Cash and cash equivalents..................................................................         $ 1,188             $  1,194

Interest-bearing time deposits.............................................................              99                   99

Investment and mortgage-backed securities available-for-sale...............................          23,949               19,155

Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $4,787 in 1998 and $9,067 in 1997)............................           4,739                9,009

Stock in Federal Home Loan Bank of Seattle, at cost........................................             900                  801

Loans receivable, net......................................................................          29,568               28,636

Accrued interest receivable................................................................             571                  559

Premises and equipment, net................................................................             412                  443

Other assets...............................................................................              52                   56
                                                                                                    -------              -------

    Total assets...........................................................................         $61,478              $59,952
                                                                                                     ======               ======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities

  Deposits.................................................................................          30,681               29,507

  Advances from Federal Home Loan Bank.....................................................          15,850               15,700

  Advances from borrowers for taxes and insurance..........................................              50                   55

  Federal income tax payable ..............................................................              31                  155

  Deferred income taxes....................................................................             177                  115

  Dividends payable........................................................................              95                   95

  Accrued expenses and other liabilities...................................................             187                  115
                                                                                                   --------              -------

    Total liabilities......................................................................          47,071               45,742
                                                                                                   --------              -------

Stockholders' equity

  Preferred stock, par value $.10 per share, 2,000,000 shares authorized;                          $      -              $     -
    none issued and outstanding............................................................

  Common stock, par value $.10 per share, 5,000,000 shares authorized;
    1,058,000 issued.......................................................................             106                  106

  Additional paid-in surplus...............................................................          10,077               10,041

  Unearned ESOP/MSBP shares................................................................            (737)                (809)

  Retained earnings, substantially restricted..............................................           6,660                6,377

  Unrealized gain(loss) on securities available-for-sale...................................             167                   77

  Treasury stock, at cost (119,155 shares).................................................          (1,866)              (1,582)
                                                                                                     ------               ------

    Total stockholders' equity.............................................................          14,407               14,210
                                                                                                     ------               ------

    Total liabilities and stockholders' equity.............................................         $61,478              $59,952
                                                                                                     ======               ======

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                        Consolidated Statements of Income

                                                                          Three Months Ended              Nine Months Ended
                                                                               June 30,                      June 30,
                                                                         ---------------------         ----------------------
                                                                           1998        1997               1998         1997
                                                                         --------    ---------         ---------     --------
                                                                           (Unaudited)                  (Unaudited)
Interest Income:                                                         (Dollars in thousands except earnings per share and
                                                                                    dividends declared per share)
  Loans receivable.........................................               $  595         $576            $1,804       $1,688
  Mortgage-backed securities...............................                  146          133               491          431
  Investment securities....................................                  337          242               964          706
  Interest bearing time deposits...........................                    1            1                 4            4
  Other....................................................                   10           19                72           46
                                                                          ------        -----            ------       ------
     Total interest income.................................                1,089          971             3,335        2,875
                                                                          ------        -----            ------       ------
Interest expense:
  Deposits.................................................                  381          357             1,138        1,051
  Advances from FHLB of Seattle............................                  231          134               690          354
                                                                          ------        -----            ------       ------
     Total interest expense................................                  612          491             1,828        1,405
                                                                          ------        -----            ------       ------
     Net interest income...................................                  477          480             1,507        1,470
Provision for loan losses..................................                    6            -                12            -
                                                                          ------        -----            ------       ------
     Net interest income after provision for loan losses...                  471          480             1,495        1,470
Non-interest income:
  Customer service charges.................................                   14           11                38           30
  Gain on sale of investment and mortgage-backed securities                    -            -                 3            2
  Other operating income...................................                   11            6                32           20
                                                                          ------        -----            ------       ------
     Total non-interest income.............................                   25           17                73           52
Non-interest expense:
  Compensation and benefits................................                  137          134               404          399
  Occupancy and equipment..................................                   21           23                62           80
  FDIC/SAIF deposit insurance premiums.....................                    5            4                14           22
  Advertising..............................................                    8            6                23           26
  Data processing services.................................                   24           24                74           72
  Loss on sale of premises and equipment...................                    -            -                 3            -
  Other....................................................                   48           48               168          164
                                                                          ------        -----            ------       ------
     Total non-interest expense............................                  243          239               748          763
                                                                          ------        -----            ------       ------
     Income before income taxes............................                  253          258               820          759
Income tax expense.........................................                   81           86               271          257
                                                                          ------        -----            ------       ------
     Net income............................................               $  172        $ 172            $  549       $  502
                                                                           =====         ====             =====        =====
Dividends declared per common share........................               $ 0.10        $0.10            $ 0.30       $ 0.30
                                                                           =====         ====             =====        =====
Earnings per common share..................................               $ 0.20        $0.19            $ 0.64       $ 0.53
                                                                           =====         ====             =====        =====
Earnings per common share - assuming dilution..............               $ 0.19        $0.19            $ 0.62       $ 0.52
                                                                           =====         ====             =====        =====

See notes to unaudited interim consolidated financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                                     Nine Months Ended
                                                                                                        March 31,
                                                                                                   1998          1997
                                                                                                 --------      --------
                                                                                                     (In Thousands)
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net income..........................................................................           $   549        $   502
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of premiums and discounts on securities available-for-sale............                3              7
    Amortization of premiums and discounts on securities held-to-maturity.............                 3              4
    Provision for loan losses.........................................................                12              -
    Federal Home Loan Bank stock dividend.............................................               (50)           (25)
    Depreciation......................................................................                37             53
    Gain on sale of securities........................................................                (3)            (2)
    Dividends reinvested..............................................................               (26)             -
    Loss on sale of premises and equipment............................................                 3              -
    ESOP shares committed to be released..............................................                70             44
    MSBP deferred compensation........................................................                38             44
Change in:
        Accrued interest receivable...................................................               (12)            48
        Other assets..................................................................                 3              7
        Federal income taxes payable..................................................              (124)           120
        Deferred tax liability........................................................               (14)           (10)
        Accrued expenses and other liabilities........................................                71           (137)
                                                                                                 -------        -------
           Net cash provided by operating activities..................................               560            655
Cash flows from investing activities:
  Purchases of securities available-for-sale..........................................           (18,752)        (8,752)
  Maturities and calls of securities available-for-sale...............................            13,719          3,487
  Proceeds from the sale of securities available-for-sale.............................               430          3,702
  Purchases of securities held-to-maturity                                                             -           (410)
  Maturities and calls of securities held-to-maturity.................................             3,767            833
  Proceeds from the sale of securities ...............................................               500            650
  Purchase of FHLB stock..............................................................               (49)          (138)
  Net change in loans receivable......................................................              (943)        (1,787)
  Purchase of premises and equipment..................................................                (8)           (10)
                                                                                                 -------        -------
    Net cash used in investing activities.............................................            (1,336)        (2,425)

(Continued)

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                                                                    Nine Months Ended
                                                                                                        March 31,
                                                                                                   1998          1997
                                                                                                 --------      --------
                                                                                                     (In Thousands)

                                                                                                       (Unaudited)

Cash flows from financing activities:
  Net change in deposits..............................................................             1,175           (713)
  Net changes in advances from Federal Home Loan Bank.................................               150          4,966
  Net change in advances from borrowers for taxes and insurance.......................                (4)           (10)
  Acquisition of treasury stock for MSBP, at cost.....................................                 -           (522)
  Acquisition of treasury stock, at cost..............................................              (284)        (1,357)
  Dividends paid to stockholders......................................................              (267)          (283)
                                                                                                 -------        -------
    Net cash provided in financing activities.........................................               770          2,081
                                                                                                 -------        -------
Net increase (decrease) in cash and cash equivalents..................................               (6)            311
Cash and cash equivalents at beginning of year........................................             1,194            451
                                                                                                 -------        -------
Cash and cash equivalents at end of period............................................           $ 1,188        $   762
                                                                                                  ======        =======

See notes to unaudited interim consolidated financial statements.

                                  June 30, 1998


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, the reader should refer to the Annual Report of Crazy Woman Creek Bancorp Incorporated (the "Corporation") for the Year Ended September 30, 1997.

The accompanying consolidated financial statements include the accounts of the Corporation and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the interim periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

Upon consummation of the Conversion, the pre-existing liquidation rights of the depositors of the Bank were unchanged. Specifically, such rights were retained and will be accounted for by the Bank for the benefit of such depositors in proportion to their liquidation interest as of the Eligibility Record Date (November 15, 1994) and Supplemental Eligibility Record Date (December 31,
1995).

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

                                  June 30, 1998


NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in equity of a business enterprise during a period, from transactions and other events from nonowner sources. Comprehensive income is comprised of net income and other comprehensive income. SFAS 130 does not change the classification currently comprising net income. Other comprehensive income is classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the period in which they are recognized and be displayed in the financial statements. The total of other comprehensive income for a period shall be transferred to a component of equity on a separate line-item. As such, net unrealized gain (loss) on securities available-for-sale becomes a component of other comprehensive income upon implementation of SFAS
130. The Company will adopt SFAS 130 in October. 1998.

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

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Additionally, unallocated ESOP shares which are unallocated and not yet committed to be released (unallocated) and unvested MSBP shares are excluded from the weighted-average common shares outstanding calculation. At June 30, 1998, there were 10,287 allocated ESOP shares and 7,882 vested MSBP shares. The weighted-average common shares outstanding for the nine month period ended June 30, 1998 was computed at 858,678 which is net of weighted-average unallocated ESOP shares and weighted-average unvested MSBP shares. The weighted-average common shares outstanding for the nine month period ended June 30, 1997 was calculated at 954,656 shares.

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

                                  June 30, 1998



NOTE 4:  EARNINGS PER SHARE (Continued)

                                                                For the three month period ended June 30, 1998
                                                                ----------------------------------------------
                                                                 Income               Shares         Per-Share
                                                               (Numerator)        (Denominator)       Amount
                                                               -----------        -------------      ---------
Net Income                                                     $  172,000
                                                                  -------
Basic EPS
  Net income available to
    common stockholders                                           172,000               857,262        $ 0.20
                                                                                                         ====
Effect of Dilutive Securities
  ESOP Shares                                                           -                     -
  Stock Options - granted                                               -                25,575
  Unvested MSBP shares                                                  -                 5,088
                                                                ---------               -------
Diluted EPS
  Income available to common
   stockholders plus assumed conversions                       $  172,000               887,925        $ 0.19
                                                                  =======               =======          ====


                                                               For the nine month period ended June 30, 1998
                                                               ---------------------------------------------
                                                                 Income                Shares       Per-Share
                                                               (Numerator)          (Denominator)     Amount
                                                               -----------          -------------   ----------
Net Income                                                    $   549,000
                                                                  -------
Basic EPS
  Net income available to
    common stockholders                                           549,000               858,678        $ 0.64
                                                                                                         ====
Effect of Dilutive Securities
  ESOP Shares                                                           -                     -
  Stock Options - granted                                               -                21,260
  Unvested MSBP shares                                                                    4,095
                                                               ----------               -------
Diluted EPS
  Income available to common
   stockholders plus assumed conversions                       $  549,000               884,033        $ 0.62
                                                                  =======               =======          ====

                                  June 30, 1998

NOTE 4:  EARNINGS PER SHARE (Continued)

                                                                For the three month period ended June 30, 1997
                                                                ----------------------------------------------
                                                                 Income               Shares        Per-Share
                                                                Numerator)         (Denominator)      Amount
                                                                ----------         -------------      ------
Net Income                                                     $  172,000
                                                                  -------
Basic EPS
  Net income available to
    common stockholders                                           172,000               884,770        $ 0.19
                                                                                                         ====
Effect of Dilutive Securities
  ESOP Shares                                                           -                     -
  Stock Options - granted                                               -                 8,793
  Unvested MSBP shares                                                  -                 1,550
                                                               ----------               -------
Diluted EPS
  Income available to common
   stockholders plus assumed conversions                       $  172,000               895,113        $ 0.19
                                                                  =======               =======          ====

                                                                For the nine month period ended June 30, 1997
                                                                ---------------------------------------------
                                                                   Income               Shares       Per-Share
                                                                 (Numerator)        (Denominator)      Amount
                                                                 -----------        -------------      ------
Net Income                                                     $  502,000
                                                                  -------
Basic EPS
  Net income available to
    common stockholders                                           502,000               954,646        $ 0.53
                                                                                                         ====
Effect of Dilutive Securities
  ESOP Shares                                                           -                     -
  Stock Options - granted                                               -                 5,814
  Unvested MSBP shares                                                                      685
                                                               ----------               -------
                                                                  -
Diluted EPS
  Income available to common
   stockholders plus assumed conversions                       $  502,000               961,145        $ 0.52
                                                                  =======               =======          ====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

The Corporation is a unitary savings and loan holding company of the Bank. The Corporation's assets are comprised of its investment in the Bank, loans to the Bank's Employee Stock Ownership Plan ("ESOP") and to the Bank, and shares in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank also invests in mortgage-backed (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds, and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans.

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

FINANCIAL CONDITION
-------------------

At June 30, 1998, assets totaled $61.48 million compared to total assets of $59.95 million at September 30, 1997. Asset growth was primarily attributed to a $4.79 million increase in investments securities available-for-sale and a $ 930,000 increase in loans. This increase was somewhat offset by a $4.27 million decrease in investment securities held-to-maturity. The decline in investment securities held-to-maturity was primarily caused by maturities and the Corporation's decision to place the majority of its investment purchases in the available-for-sale portfolio.

Asset growth was primarily funded by an increase in deposits. Deposits increased by $1.17 million from $29.51 million at September 30, 1997 to $30.68 million at June 30, 1998 primarily as a result an increase in business checking and certificates of deposits. Meanwhile, advances from the FHLB increased by $150,000 from $15.70 million at September 30, 1997 to $15.85 million at June 30, 1998.

At June 30, 1998, stockholder's equity totaled $14.41 million or 23.43% compared to $14.21 million or 23.70% of total assets at September 30, 1997. The increase in stockholder's equity was primarily due to continued earnings and an increase in the market value of investment securities available-for-sale. The increase in stockholder's equity was somewhat offset by cash dividends of $284,854 and the repurchase of outstanding shares pursuant to the Corporation's stock repurchase program.

ASSET QUALITY
-------------

Non-performing assets totaled $77,000 at June 30, 1998, or 0.13% of total assets. This compares to $225,000 at September 30, 1997 or 0.38% of total assets. Non-performing loans were comprised of two residential home loans and two consumer loans.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
---------------------

Comparison of Nine Months Ended June 30, 1998 and 1997.
-------------------------------------------------------

Net Income. Net income for the nine months ended June 30, 1998 totaled $549,000 compared to $502,000 for the nine months ended June 30, 1997. Net income was higher in 1998 than in 1997 primarily due to a $25,000 increase in net interest income. Also contributing to the increase was a $21,000 increase in non-interest income and a $15,000 decline in non-interest expense. Net income in 1998 was negatively affected by a $12,000 provision to loan loss reserves. Federal tax provisions were $14,000 higher in 1998 than in 1997.

Interest Income. For the nine months ended June 30, 1998, interest income totaled $3.36 million compared to $2.88 million for the nine months ended June 30, 1997. An increase in the volume of average earning assets from $51.21 million for the nine month period ended June 30, 1997 to $59.89 million for the same period in 1998 caused interest income to increase by $463,000. A slight decrease was experienced in the yield on average earning assets from 7.49% for the nine month period ended June 30, 1997 to 7.43% for the nine month period ended June 30, 1998.

Interest Expense. Total interest expense increased by $423,000 from $1.41 million for the nine months ended June 30, 1997 to $1.83 million for the same period in 1998 primarily as a result of an increase in the volume of average interest-bearing liabilities. This increase in volume resulted in a $240,000 increase in interest expense. An increase in average advances from the FHLB accounted for $192,000 of the increase caused by a change in volume. Such average advances increased from $8.56 million for the nine month period ended June 30, 1997 to $15.69 million for the nine month period ended June 30, 1998. The balance of the increase in interest expense for the periods covered was attributed to an increase in the cost of interest-bearing deposits from 5.08% for the nine month period ended June 30, 1997 to 5.33% for the nine month period ended June 30, 1998.

Net Interest Income. Net interest income increased by $37,000 from $1.470 million for the nine months ended June 30, 1997 to $1.507 million for the nine months ended June 30, 1998. The increase in net interest income was primarily caused by the growth in average earning assets relative to the increase in average interest-bearing liabilities. Although the increase in average interest-bearing liabilities out paced the growth in average earning assets as evidenced by the decline of the ratio of average earning assets to average interest-bearing liabilities from 138.92% in 1997 to 130.96% in 1998, net interest income still increased. A factor contributing to the decline in the ratio of average earning assets to interest-bearing liabilities was the Corporation's repurchase of $1.88 million of its common stock in January and April 1997 and $284,000 in May 1998. The funds lost through repurchases were primarily replaced by advances from the FHLB.

Net interest margin declined from 3.83% for the nine month period ended June 30, 1997 to 3.36% for the nine month period ended June 30, 1998. The decrease in net interest margin was primarily caused by the cost of average interest-bearing liabilities increasing more than the yield on average interest earning assets for the periods covered.

Provisions for Credit Losses. The Corporation made a $12,000 provision to loan loss reserves for the nine months ended June 30, 1998; no provisions were made in 1997. Loan charge-offs for the nine months ended June 30, 1998 totaled $52,000 while recoveries totaled $23,000. In 1997, loan charge-offs totaled $5,000 while recoveries totaled $19,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Total Non-interest Income. Total non-interest income increased by $21,000 from $52,000 for the nine months

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


ended June 30, 1997 to $73,000 for the nine months ended June 30, 1998 primarily due to an increase in fees generated from customer service charges and loan originations.

Total Non-interest Expense. Total non-interest expense declined by $15,000 from $763,000 for the nine months ended June 30, 1997 to $748,000 for the nine months ended June 30, 1998. The decrease was primarily attributed to lower deposit insurance premiums, occupancy and equipment expenses and a slight reduction in advertising costs. There were no significant changes in the other components of non-interest expense.

Non-interest expense for the nine months ended June 30, 1998 does not contain any direct costs associated with the Corporation's efforts to upgrade its data processing systems to address the change to the year 2000. The Corporation does not believe that its costs to comply with the change to the year 2000 will have a material effect on its financial position or results of operation. However, despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Corporation, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the results of operation or financial condition of the Corporation.

The Corporation relies on outside vendors for the maintenance and support of computer programs and systems. The information is captured on a PC -based local area network and then processed by a service bureau. The Corporation has completed the awareness and assessment phases and is operating under a written Year 2000 Action Plan. The third party vendors are approximately 75% complete with the renovation phase. The validation phase will begin during the next quarter.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 1998 and 1997 was 33.05% and 33.86%, respectively.

Comparison of Three Months Ended June 30, 1998 and 1997
-------------------------------------------------------

General. Net income was $172,000 for both quarters ended June 30, 1998 and June 30, 1997. There was a decrease in net interest income after provision for loan losses of $9,000 which was offset by a $8,000 increase in non-interest income. The decrease in net interest income was partially caused by a $6,000 provision to loan loss reserves.

Interest Income. Interest income increased by $118,000 from $970,000 for the three months ended June 30, 1997 to $1.09 million for the same period in 1998. The growth in interest income was primarily the result of an increase in average earning assets for the periods covered. Average earning assets increased from $51.69 million for the three month period ended June 30, 1997 to $60.24 million for the three month period ended June 30, 1998.

Interest Expense. Interest expense increased from $491,000 for the three months ended June 30, 1997 to $612,000 for the three months ended June 30, 1998 resulting in an increase of $121,000. The increase in interest expense was primarily attributed to an increase in the volume of interest-bearing liabilities from $39.58 million for the three month period ended June 30, 1997 to $46.25 million for the same period in 1998. The increase in volume caused interest expense to go up by $107,000. An increase in the cost of funds from 5.16% to 5.32% for the periods covered also attributed to the increase in interest expense.

Net Interest Income. Net interest income decreased by $3,000 from $480,000 for the three months ended June 30, 1997 to $477,000 for the three months ended June 30, 1998. The primary reason for the decrease was due to the fact that income generated by the growth in earning assets was out paced by the increase in expense caused by the growth in interest-bearing liabilities. Net interest margin declined from 3.71% for the three month period ended June 30, 1997 to 3.13% for the same period in 1998. The relatively flat yield curve also contributed to the

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Corporation's drop in net interest margin from 1997 to 1998.

Provision for Credit Losses. The Corporation made a $6,000 loan loss provision for the three months ended June 30, 1998; no loan loss provisions were made for the three months ended June 30, 1997. See also "--Comparison of Nine Months Ended June 30, 1998 and 1997 -- Provision for Credit Losses."

Total Non-Interest Income. Total non-interest income improved by $8,000 from $17,000 for the three months ended June 30, 1997 to $25,000 for the three months ended June 30, 1998. The improvement was primarily a result of increased fees from customer service charges and loan originations.

Total Non-Interest Expense. Total non-interest expense increased by $4,000 from $239,000 for the three months ended June 30, 1997 to $243,000 for the three months ended June 30, 1998. There were no significant changes in any component of non-interest expense. See also "--Comparison of Nine Months Ended June 30, 1998 and 1997 -- Total Non-interest Expense."

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 1998 and 1997 was 32.02% and 33.33%, respectively.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                                                At June 30, 1998
                                                                ----------------
                                                                          Percentage
                                                           Amount          of Assets
                                                           ------          ---------
                                                             (Dollars in Thousands)
GAAP Capital....................................          $11,439

Tangible capital................................          $11,413             18.95%
Tangible capital requirement....................              906              1.50%
                                                          -------             -----
Excess..........................................          $10,507             17.44%
                                                           ======             =====

Core capital....................................          $11,413             18.95%
Core capital requirements.......................            1,806              3.00%
                                                          -------             -----
Excess..........................................          $ 9,607             15.95%
                                                           ======             =====

Total risk-based capital (1)....................          $11,687             46.93%
Total risk-based capital requirement (1)........            1,991              8.00%
                                                          -------             -----
Excess (1)......................................          $ 9,696             38.94%
                                                           ======             =====

1)  Based on risk-weighted assets of $24,286

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of June 30, 1998 such borrowed funds totaled $15.85 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 63.83% and 17.95% at June 30, 1998 and 1997, respectively. Recent regulatory changes regarding assets eligible for liquidity caused the significant increase in the Bank's regulatory liquidity ratios from 1997 to 1998, generally, the maturity restrictions were lifted on U.S. Agency related securities.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1999 is approximately $10.13 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1998, the Bank had loan commitments outstanding of $372,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

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

The repurchase will be made in open-market transactions over a one-year period subject to the availability of stock and

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

pursuant to the terms of the Corporation's repurchase plan. Repurchased shares will become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

Any repurchase could have an adverse effect on the Corporation's ability to be listed on the Nasdaq SmallCap Market.

KEY OPERATING RATIOS
--------------------

                                                              Three Months Ended         Nine Months Ended
                                                                     June 30,                   June 30,
                                                              -------------------     -----------------------
                                                                1998 (1)   1997 (1)   1998 (1)       1997 (1)
                                                                --------   --------   --------       --------

                                                           (Dollars in Thousands,     (Dollars in Thousands,
                                                           except per share data)     except per share data)
                                                                (Unaudited)               (Unaudited)


 Return on average assets..........................             1.13%      1.31%      1.20%          1.27%

 Return on average equity..........................             4.79%      4.92%      5.08%          4.38%

 Interest rate spread..............................             1.88%      2.36%      2.08%          2.49%

 Net interest margin...............................             3.13%      3.71%      3.34%          3.81%

 Noninterest expense to average assets.............             1.59%      1.81%      1.59%          1.95%

 Net charge-offs to average outstanding loans......             0.00%      0.00%      0.01%          0.00%


                                                              At June 30,   At September 30,
                                                                  1998            1997
                                                              -----------   ----------------

 Nonaccrual and 90 days past due loans.............                77              225

 Repossessed real estate..........................                  0                0

   Total nonperforming assets......................                77              225

 Allowance for credit losses to nonperforming assets           355.84%          134.22%

 Nonperforming loans to total loans................              0.26%            0.12%

 Nonperforming assets to total assets..............              0.13%            0.38%

 Book value per share (2)..........................            $15.35           $14.88


----------------
(1)  The ratios for the three- and nine-month periods are annualized.
(2) The number of shares outstanding as of June 30, 1998 and September 30, 1997 were 938,845 and 954,845 shares, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities
         ---------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable

Item 5.  Other Information
         -----------------

                  See "Recent Announcements."

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a)      Exhibits

                           Exhibit 27 -- Financial Disclosure Schedule
                                         (in electronic filing only)

                  (b)      Reports on Form 8-K

                           None.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: August 6, 1998            By: /s/ Deane D. Bjerke
                                    -------------------
                                    Deane D. Bjerke
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 6, 1998            By: /s/ John B. Snyder
                                    ------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)