Form 10KSB40
period 1998-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 1998-12-28
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1998,
     ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .
     --------------- ---------------

Commission File No. 0-27714

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                           83-0315410
---------------------------------------                       ------------------
(State or Other Jurisdiction of                                I.R.S. Employer
 Incorporation or Organization)                               Identification No.

106 Fort Street, Buffalo, Wyoming                                   82834
---------------------------------------                       ------------------
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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $4,420,000

         As of December 17, 1998, there were issued and outstanding 909,261 shares of the registrant's Common Stock.

         The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CRZY." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 17, 1998, was $9,386,060 ($12.0625 per share based on 778,119 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)
YES __ NO X

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1998. (Parts I, II, and IV)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

ITEM I

         Crazy Woman Creek Bancorp Incorporated (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's fillings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objective, expectations, estimates and intentions, that are subject to change based of various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objective, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Business of the Company

         The Company is a Wyoming corporation organized in December 1995 at the direction of Buffalo Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued upon its conversion from the mutual to stock form of ownership on March 29, 1996. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company does not conduct any active business other than the investment in mutual funds. The Company does not employ any persons other than officers but utilizes the support staff of the Bank from time to time.

Business of the Bank

         The Bank attracts deposits from the general public and uses such deposits primarily to originate fixed-rate loans secured by first mortgages on one-to-four-family residences in its market area. The Bank also originates consumer loans, commercial loans and loans secured by savings accounts. The principal sources of funds for the Bank's lending activities are deposits, the amortization, repayment, and maturity of loans and FHLB advances. Principal sources of income are interest on loans, mortgage-backed securities and investment securities and the principal expense is interest paid on deposits and FHLB advances.

         The Bank's primary market area consists of all of Johnson County, Wyoming. The Bank also attracts customers from the Banner/Story area which is located in southern Sheridan County. The Johnson County economy has its roots in the agriculture and mining industries. Agriculture continues to play a major role in overall Johnson County revenues, most notably in the cattle and sheep industries. In fact, Johnson County has the largest concentration of sheep among all of the counties in Wyoming. Mining has steadily declined as an employment sector in Johnson County, a reflection of the general decline of the U.S. oil and gas industry over the past decade. Most of the non-agricultural employment in Johnson County is found in and around Buffalo, primarily within service industries, state and local government, and retail trade. The largest employer in the Johnson County is the public school system, followed by the Johnson County Memorial Hospital. Tourism also provides a major boost to jobs in services and retail trade in Johnson County, as Buffalo is located at the edge of the Big Horn National Forest and the area is a popular destination for people seeking outdoor recreation. The three-way junction of Interstate 90 and 25 and State Highway 16 also brings a large number of travelers through Buffalo.

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

Competition

         The Bank is the only savings and loan association in its primary market area. There are, however, two commercial banks headquartered in the primary market area and a branch of a larger out-of-area commercial bank and a branch of a credit union. The Bank believes it is a primary source of residential mortgage loans in the community. The Bank has competition from all three banks in originating residential mortgage loans along with some competition from a few out of area mortgage bankers. All of the competition sells the majority of their residential mortgage loans on the secondary market, while Buffalo Federal has been traditionally placing mortgage loan originations in their portfolio.

         There is also extensive competition for deposits. Based on data provided periodically by the Office of Thrift Supervision ("OTS"), Buffalo Federal has been able to maintain a market share of approximately 22% of the total deposits in financial institutions in the community. Insurance companies and securities dealers offer further competition for deposits. The competition for deposits is expected to continue in the future.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, net deferred loan origination fees and allowance for loan losses) as of the dates indicated.


                                                                               At September 30,
                                                             -------------------------------------------------------
                                                                     1998                          1997
                                                             -------------------------      ------------------------
                                                                              Percent                      Percent
                                                               Amount         of Total      Amount         of Total
                                                               ------         --------      ------         --------
                                                                                (In Thousands)
Type of Loans:
  One-to-four-family                                           $23,162         75.45%       $21,826         74.79%
  Residential construction                                         331           1.08           404           1.38
  Multi-family                                                     443           1.44           457           1.57
  Commercial real estate(1)                                      3,110          10.13         2,470           8.46
  Commercial                                                       203           0.66           358           1.23
  Consumer:
    Automobile                                                   1,136           3.70         1,191           4.08
    Home equity/Line of credit                                   1,465           4.77         1,658           5.68
    Share                                                          276           0.90           247           0.85
    Other                                                          573           1.87           573           1.96
                                                                ------          -----        ------          -----
      Total consumer                                             3,450          11.24         3,669          12.57
                                                                ------          -----        ------          -----

      Total loans                                               30,699         100.00%       26,365         100.00%
                                                                ------         ======        ------         ======

Less:
  Loans in process....................................            (271)                         (95)
   Net deferred loan origination fees.................            (158)                        (151)
  Allowance for loan losses...........................            (284)                        (302)
                                                               -------                       ------
Total loans, net......................................         $29,986                      $28,636
                                                                ======                       ======

-------------------
(1) Includes agricultural real estate loans.

         Origination, Purchase and Sale of Loans. The following table sets forth the Bank's loan originations and loan sales and principal repayments for the periods indicated.

                                              Year Ended September 30,
                                            ---------------------------
                                               1998               1997
                                               ----               ----
                                                    (In Thousands)
Total gross loans receivable
  at beginning of period                    $ 29,184           $ 26,365
                                              ======             ======
Loans originated:
  One-to-four-family                        $  6,730           $  5,769
  Commercial real estate                       1,609                630
  Construction                                   801                758
  Commercial                                     229                422
  Consumer                                     2,173              2,426
                                              ------             ------
Total loans originated                      $ 11,542           $ 10,005
                                              ------             ------
Loans sold:
Total loans sold                            $     --           $     --
                                              ------             ------
Principal Repayments:
Loan principal repayments                   $ 10,027           $  7,186
                                              ------             ------
Net loan activity                           $  1,515           $  2,819
                                              ------             ------
Total gross loans receivable at
  end of period                             $ 30,699           $ 29,184
                                              ======             ======

         Loan Maturity Tables. The following table sets forth the maturity of Buffalo Federal's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $10.0 million and $7.2 million, for the years ended September 30, 1998 and 1997, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                                         Commercial
                               1-4           Multi-         Real
                               Family        family        Estate     Construction    Business     Consumer       Total
                               -------       -------     ----------   ------------    --------     --------      -------

                                                                        (In Thousands)
Non-performing loans ........  $   115       $   --       $    68        $   --        $  --       $    73       $   256
                                ------        -----        ------         -----         ----        ------        ------

Amounts Due:
Within 3 months .............       --          195            --           331           29           664         1,219

3 months to 1 Year ..........      326           --           615            --            3           455         1,399

After 1 year:
    1 to 3 years ............      637           --            69            --           90           939         1,735
    3 to 5 years.............    1,652           --           958            --           81         3,717
    5 to 10 years ...........    4,789            9           224            --           --           200         5,222
    10 to 20 years ..........   14,953          239           476            --           --            93        15,761
    Over 20 years ...........      690           --           700            --           --            --         1,390
                                ------        -----        ------         -----         ----        ------        ------
Total due after one year ....   22,721          248         2,427            --          171         2,258        27,825
                                ------        -----        ------         -----         ----        ------        ------

Total amount due ............   23,162          443         3,110           331          203        30,699
                                ------        -----        ------         -----         ----        ------        ------

Less:
Allowance for loan loss .....      130           11            62             2           12            67           284
Loans in process ............       --           --           209            62           --            --           271
Deferred loan fees ..........      158           --            --            --           --            --           158
                                ------        -----        ------         -----         ----        ------        ------
    Loans receivable, .......  $22,874       $  432       $ 2,839        $  267        $ 191       $ 3,383       $29,986
                                ======        =====        ======         =====         ====        ======        ======


         The next table sets forth at September 30, 1998, the dollar amount of all loans due one year after September 30, 1999 which ----- have fixed interest rates and have floating or adjustable interest rtes.

                                                  Floating or
                                     Fixed         Adjustable
                                     Rates            Rates          Total
                                     -----        ------------       -----
                                                  (In Thousands)
One-to-four-family..........       $22,608           $ 113          $22,721
Multi-family................           248               -              248
Commercial real estate......         2,427               -            2,427
Commercial..................           171               -              171
Consumer....................         1,982             276            2,258
                                    ------          ------           ------
    Total...................       $27,436         $   389          $27,825
                                    ======          ======           ======

         One-to-Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one-to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 80% of the lesser of the appraised value or selling price of property require private mortgage insurance for the borrower. The Bank's strategy is to originate for its portfolio adjustable-rate loans, and five-year balloon loans as well as 20-year or less fixed-rate loans for retention in its portfolio. The Bank intends to broker, for a third party, loans with maturities of greater than 20 years for a one percent fee. During 1998, one loan at $175,000 was brokered to a third party with $1,750 of fee income recognized.

         The Bank offers adjustable-rate loans using primarily a one-year constant maturity treasury interest rate index. During fiscal 1998, the Bank did not originate any adjustable rate loans. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to secondary market guidelines. It is the current policy of the Bank to primarily remain a portfolio lender. At September 30, 1998, the Bank serviced loans for others totaling $74,000.

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

         The Bank originates five-year balloon mortgage loans with a 30-year amortization period. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental affect that rising rates could have on net interest income. At September 30, 1998, balloon mortgages totaled $1.82 million, or 5.93% of the Bank's loan portfolio.

         Residential Construction Loans. Residential construction loans are made on one-to-four-family residential properties to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a short term basis and permanent long-term financing is available to these borrowers. No principal payments are required during the construction period, however, interest is due monthly. The maximum loan-to-value ratio is 80%. If permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be amortized over terms of up to 30 years.

         In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank on a limited basis originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a 12 month period and require interest only payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past four years has been that most speculative loans are repaid well within the 12 month period. Speculative loans are generally originated with a loan-to-value ratio that does not exceed 80%. At September 30, 1998, there were no speculative construction loans.

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

         Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate. The commercial real estate loans originated by the Bank have generally been made to individuals, small businesses, and partnerships. They are primarily secured by first mortgages on a motel and restaurant, office buildings and other properties located in its primary market area. The Bank benefits from originating such loans due to higher origination fees and shorter term maturities. Buffalo Federal's commercial real estate loans are fixed-rate and balloon loans with terms of 20 years or less, with loan-to-value ratios not exceeding 75%.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. See also "--Non-performing and Problem Assets -- Classified Assets." To minimize these risks, Buffalo Federal generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is the Bank's current practice to obtain personal guarantees from all principals obtaining this type of loan. The Bank also obtains appraisals on each property in accordance with applicable regulations and appraisal policies. All appraisals on commercial real estate are reviewed by the Bank's management.

         Agricultural Loans. Buffalo Federal engages in lending on improved farm land with no dwelling, building lots and building acreage sites. These properties must have good road access. The loan-to-value ratio for this type of loan is 75% or less with a maximum loan term of 15 years.

         Buffalo Federal also engages in loans for improved farm land with dwelling. The loan-to-value ratio for this type of loan is 75% or less with a maximum term of 20 years. These loans can be set up with payment of intervals of interest collected semi-annually and principal annually as well as monthly principal and interest payments. As of September 30, 1998, agricultural land loans constituted approximately $810,000, or 2.63% of the Bank's loan portfolio. Agricultural land loans are included in the commercial real estate loan total. See also "-- Commercial Real Estate Loans."

         Multi-Family Loans. The Bank also makes multi-family loans, including loans on apartment complexes located in the Bank's primary market area. Multi-family loans generally provide higher interest rates than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one-to-four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space.

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

         Commercial Loans. The Bank on occasion will originate commercial loans, primarily to existing customers. At September 30, 1998, commercial loans consisted primarily of small business loans (primarily secured by livestock, office equipment, and machinery).

         Loan Approval Authority, Underwriting and Fees. The Bank's Loan Committee, which consists of the three senior officers, has authority to approve loans up to $125,000. Loans in excess of $125,000 require approval by the Board of Directors. Individual loan officers have lending authority for consumer loans up to $20,000.

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

         Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At September 30, 1998, the Bank had $821,000 of commitments to cover originations and $271,000 in undisbursed funds for loans in process. Management believes that virtually all of the Bank's commitments will be funded.

         Loans-to-One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $1.72 million at September 30, 1998.

         At September 30, 1998, the Bank's largest amount of loans to one borrower were all performing residential and commercial real estate loans aggregating approximately $790,000, secured by single-family residential and commercial properties located in the Bank's primary market area.

Non-Performing and Problem Assets

         Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a notice of nonpayment is sent. If the payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status until 90 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced. At September 30, 1998, loans past due 30 to 89 days totaled $522,000.

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


                                                       At September 30,
                                                    ---------------------
                                                     1998           1997
                                                     ----           ----
                                                       (In Thousands)
Loans accounted for on a non-accrual basis:
  One-to-four-family ......................         $ 115          $ 101
  Commercial real estate ..................            68             70
  Construction ............................            --             --
  Commercial ..............................            --             32
  Consumer ................................            73             22
                                                     ----           ----
Total Non-performing loans ................           256            225
                                                     ----           ----
Real estate owned (REO) ...................            --             --
                                                     ----           ----
Other non-performing assets ...............            --             --
                                                     ----           ----
Total non-performing assets ...............         $ 256          $ 225
                                                     ====           ====
Total non-performing loans to net loans ...          0.86%          0.79%
                                                     ====           ====
Total non-performing assets to total assets          0.41%          0.38%
                                                     ====           ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1998. Amounts included in the Bank's interest income for the year ended September 30, 1998 were, likewise, immaterial.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover the possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At September 30, 1998, the Bank had $63,000 of assets classified as special mention (which consisted of one home loan and three small dollar consumer loans). The Bank had $408,000 of assets classified as substandard (which consisted of six home loans, one restaurant/convenience store and six small dollar consumer loans). Furthermore, the Bank had $4,800 of assets classified as doubtful or loss (which consisted of two consumer loans).

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition. At September 30, 1998, the Bank had no repossessed assets.

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

         The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses, as a ratio of total net loans was 0.92% at September 30, 1998.

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




                                                    At September 30,
                                     -------------------------------------------------
                                            1998                      1997
                                     ----------------------   ------------------------
                                                 Percent of                 Percent of
                                                  Loans to                    Loans to
                                     Amount     Total Loans     Amount     Total Loans
                                     ------     -----------     ------     -----------
                                                 (Dollars in Thousands)
At end of period allocated to:
One- to four-family...........            $130        75.45%       $ 145        74.79%

Multi-family..................              11         1.44            4         1.57
Commercial real estate........              62        10.13           40         8.46
Construction..................               2         1.08            5         1.38
Commercial....................              12         0.66           10         1.23
Consumer......................              67        11.24           98        12.57
                                        ------       ------       ------       ------
Total allowance...............         $   284       100.00%     $   302       100.00%
                                        ======       ======       ======       ======

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:



                                                Year Ended September 30,
                                                -----------------------
                                                  1998            1997
                                                  ----            ----
                                                 (Dollars in Thousands)
Total loans outstanding..................       $30,699         $29,184
                                                 ======          ======

Allowance for loan losses (at
  beginning of period)...................       $   302         $   276
Provision for loan losses................            18              --
Net charge-offs (recoveries):
  One-to-four-family.....................             2             (12)
  Commercial real estate.................            --              --
  Commercial ............................           (37)             (9)
  Consumer ..............................            (1)             (5)
                                                   ----            ----
    Net charge-offs (recoveries).........            36             (26)
                                                   ----            ----
Allowance for loan losses
  (at end of period)                            $   284         $   302
                                                 ======          ======
Allowance for loan losses to total
  loans, net.............................          0.92%           1.04%
                                                   ====            ====
Net charge-offs (recoveries) to
  loans receivable, net..................          0.12%          (0.09)%
                                                   ====            ====

Investment Activities

         General. Buffalo Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See also " -- Bank Regulation -- Federal Home Loan Bank System." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 1998, the Bank's investment portfolio policy allowed investments in only U.S. Treasury obligations, U.S. Agency securities, mortgage-backed securities, municipal securities, federally-insured certificates of deposit, federal funds, FHLMC stock and FHLB overnight and term deposits. Investment decisions are made by the Bank's Investment Committee, which is comprised of the three senior officers. Two of the three committee members must agree on all decisions. The Board of Directors may authorize additional investments.

         In 1997, the Board of Directors of the Company authorized the investment in quality mutual funds. At September 30, 1998, the Company had a total investment of $1.00 million in three different mutual funds. The market value of these funds was $1.10 million at that date. The Board of Directors has established a maximum initial investment limit of $1.00 million in such funds. The mutual funds purchased by the Company invest in equity securities and accordingly, the mutual funds are subject to market risk including potential loss of principal.

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

         At September 30, 1998, all of the Bank's investment in REMICs consisted of regular interests and did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residuals or interest-only and principal-only securities. The REMICs held by the Bank at September 30, 1998 consisted solely of fixed-rate tranches. The securities are backed by mortgages on one-to-four-family residential real estate and have contractual maturities up to 30 years. The securities are PACs (Planned Amortization Classes) and are designed to provide a specific principal and interest cash-flow.

         At September 30, 1998, the Bank had REMICs with an aggregate carrying amount (including discounts and premiums) of $2.30 million, of which none were privately issued.

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

         Structured Notes. The Bank maintains in its investment portfolio a structured note issued by the FNMA. This note represents an obligation of the FNMA to repay principal and interest that fluctuates in accordance with an interest formula tied to the Ten-year Constant Maturity Treasuries ("CMT"). The interest rate floor on the note is 5%. The note, with an amortized cost of $500,000 and a market value of $504,000 at September 30, 1998 has a maturity date of April 21, 2000. The Bank invested in this note (an "inverse floater") to hedge against falling interest rates.

         Investments in such notes and bonds entail certain risks not associated with investments in a conventional debt security. If the interest rate on a note is indexed, the change in the interest rate may result in an interest rate that is less than that payable on a conventional fixed-rate debt security issued at the same time. Moreover, the secondary market for such notes is affected by factors independent of the creditworthiness of the issuer and the value of the index, including other interest rates, the volatility of the index to which the notes are tied, time remaining to maturity, and the amount of such notes outstanding. The value of the index to which interest on the notes is tied may depend on a number of interrelated factions, including, economical, financial, and political events over which the issuer has no control. Structured notes may also expose institutions to greater interest rate risk due to the presence of imbedded call options as well as interest rate caps and floors.

         Investment Securities Portfolio. The following table sets forth the amortized cost of the Company's investment securities portfolio, securities available for sale portfolio, short-term investments and FHLB stock at the dates indicated. At September 30, 1998, the market value of the Company's investment securities held to maturity was $4.02 million and securities available for sale portfolio was $24.64 million.

                                                         At September 30,
                                                      ----------------------
                                                       1998           1997
                                                      -------        -------
                                                          (In Thousands)

Investment securities held to maturity:
 U.S. Agency securities....................           $   845        $ 4,742
 Municipal securities......................               572            623
 Mortgage-backed securities:
   GNMA....................................               996          1,392
   FNMA....................................               543            722
   FHLMC...................................               982          1,530
                                                       ------         ------
   Total investment securities held
     to maturity...........................             3,938          9,009
                                                       ------         ------
Investment securities available for  sale: (1)
 U.S. Agency securities ...................            16,287         11,501
 Municipal securities......................             1,085             --
 Mortgage-backed securities:
   GNMA....................................             2,745          2,354
   FHLMC...................................               872          2,022
   REMIC's.................................             2,300          2,560
Investment in mutual funds(2)..............             1,032            601
                                                       ------         ------
   Total securities available for sale.....            24,321         19,038
                                                       ------         ------
Interest-bearing deposits..................                99             99
FHLB stock.................................               917            802
                                                       ------         ------
   Total...................................           $29,275        $28,948
                                                       ======         ======
-------------------
(1)  Amounts  shown at  amortized  cost,  but  carried at fair  value.
(2)  Includes three mutual funds held as available for sale.

         The following table sets forth information regarding the scheduled maturities, carrying value, market value and weighted average yields for the Bank's investment securities at September 30, 1998


                                                                     As of September 30, 1998
                             -------------------------------------------------------------------------------------------------------
                                                                            Five              More                  Total
                               One Year or Less    One to Five Years    to Ten Years     than Ten Years     Investment Securities
                             -------------------  ------------------ ----------------- ----------------- --------------------------
                             Amortized   Average  Amortized  Average Amortized Average Amortized Average Amortized  Average  Market
                                Cost     Yield      Cost     Yield     Cost    Yield    Cost     Yield    Cost      Yield    Value
                                ----     -----      ----     -----     ----    -----    ----     -----    ----      -----    -----
                                                                      (Dollars in Thousands)
Investment securities held
  to maturity:
U. S. Agency securities....    $ 345     5.31%    $  500     5.00%   $    --     --%   $   --      --%  $   845     5.13%  $   849
Municipal securities.......      135     4.50        355     4.94         82   7.00        --               572     5.26       584
Mortgage-backed securities
and other pass-throughs....       --       --         40     7.50        227   8.41     2,254    6.93     2,521     7.07     2,589
Securities available for          --       --        500     6.51     15,287   6.70     5,202    5.82    20,989     6.48    21,229
  sale(1)..................
REMICs available for sale..       --       --                  --                       2,300    6.63     2,300     6.63     2,307
                                ----               -----              ------            -----            ------             ------
  Total....................    $ 480     5.23%    $1,395     6.73%   $15,596   6.73%   $9,756    6.63%  $27,227     6.48%  $27,558
                                ====     ====      =====     ====     ======   ====     =====    ====    ======     ====    ======

-------------------

(1) Includes U.S. Agency securities and mortgage-backed securities but does not include investment in mutual funds.

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

         Passbook savings, business checking, money market and NOW accounts constituted $12.49 million, or 37.93%, of the Bank's deposit portfolio at September 30, 1998. Certificates of deposit (or time deposits) constituted $20.43 million, or 62.07% of the deposit portfolio of which $6.98 million, or 21.20% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. As of September 30, 1998, the Bank had no brokered deposits.

         Time Deposits by Rate. The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

                                           At September 30,
                                       -----------------------
                                          1998          1997
                                          ----          ----
                                            (In Thousands)

      Interest Rate
      4.01 - 5.00%.............            1,301           226
      5.01 - 6.00%.............           15,067        14,249
      6.01 - 7.00%.............            4,031         3,980
      7.01 - 8.00%.............               29           127
                                         -------        ------
                 Total.........        $  20,428     $  18,582
                                        ========      ========

         Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at September 30, 1998.


                                                                             Amount Due
                                        ---------------------------------------------------------------------------------------
                                                                                                     After
                                        September 30,      September 30,      September 30,      September 30,
Interest Rate                               1999               2000               2001               2002                Total
-------------                           -------------      -------------      -------------      -------------         --------
                                                                           (In Thousands)
4.01-5.00%........................         $ 1,301            $   --             $   --               $  --            $ 1,301
5.01-6.00%........................          11,724             2,362                846                 135             15,067
6.01-7.00%........................           2,584               975                392                  80              4,031
7.01-8.00%........................              29                --                 --                  --                 29
                                            ------             -----              -----                 ---             ------

         Total....................         $15,638            $3,337             $1,238               $ 215            $20,428
                                           =======             =====              =====                 ===             ======

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                                      Certificates
Maturity Period                                         of Deposit
---------------                                         ----------
                                                    (In Thousands)
Within three months........................                $ 1,812
More than three through six months.........                  1,574
More than six through twelve months........                  2,974
Over twelve months.........................                    617
                                                            ------
   Total...................................                $ 6,977
                                                            ======

         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:

                                                         Year Ended
                                                        September 30,
                                                   ----------------------
                                                     1998          1997
                                                   --------      --------
                                                     (In Thousands)
Net increase (decrease)
  before interest credited................         $ 1,868      $(1,288)
Interest credited.........................           1,539        1,423
                                                    ------       ------
Net increase in savings deposits..........         $ 3,407      $   135
                                                    =======      ======

         Borrowings. The Bank may obtain advances from the FHLB of Seattle to supplement its supply of lendable funds. Advances from the FHLB of Seattle are typically secured by a pledge of the Bank's stock in the FHLB of Seattle and a portion of the Bank's first mortgage loans and certain other assets. The Bank utilizes short-term FHLB advances primarily to fund loan originations and as a hedge against interest rates whereby funds from advances are invested in callable government agencies with terms to maturity of three to ten years. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1998, the Bank had $14.65 million of borrowings from the FHLB of Seattle that consisted of $12.35 million in fixed-rate advances with rates of 5.45% to 6.38%, and $2.30 million in putable advances with rates of 4.77% to 5.39%. FHLB advances have been utilized by the Bank to fund loan demand and to purchase investment securities. The Bank has used FHLB advances to fund the purchase of investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the rate earned on the investment securities and the rate paid on the FHLB advances.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                               Year ended September 30,
                                          ---------------------------------
                                              1998                 1997
                                          ------------         ------------
Short-term FHLB advances:
  Average balance outstanding             $ 15,413,000         $  8,094,000
  Maximum amount outstanding at any
     month-end during the period          $ 14,550,000         $ 13,500,000
  Weighted average interest rate
    during the period                             5.75%                5.68%
Total short-term borrowings at end
    of period                             $ 11,050,000         $ 13,500,000

Personnel

         At September 30, 1998 the Bank had ten full-time and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Bank Regulation

         General. As a federally chartered,  Savings Association  Insurance Fund
(SAIF) insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (FDIC). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System").

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1998, SAIF members paid within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment.

         Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank pays, in addition to any insurance premium paid as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. A member of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. In 1998, the Bank paid insurance premiums and FICO payments of $19,000. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

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

         Set forth below is information regarding the Bank's regulatory capital at September 30, 1998.

                                                          Percent of
                                         Amount         Adjusted Assets
                                         ------         ---------------
                                               (In Thousands)
GAAP Capital                            $11,764
Tangible Capital:
Regulatory requirement                      914                1.50%
Actual capital                           11,601               19.09%
                                         ------               -----
  Excess                                 10,687               17.59%

Core Capital:
Regulatory requirement                    1,825                3.00%
Actual capital                           11,601               19.09%
                                         ------               -----
  Excess                                  9,776               16.09%

Risk-Based Capital:
Regulatory Requirement                    2,090                8.00%
Actual capital                           11,844               45.50%
                                         ------               -----
  Excess                                  9,794               37.50%


         Net Portfolio Value. In order to encourage associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Bank's quarterly reports to the OTS, the Bank receives a report which measures interest rate risk by modeling the change in the Net Portfolio Value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at September 30, 1998 and the Bank was not exempt from the rule, the Bank's level of interest rate risk would have caused it to be treated as an institution with greater than "normal" interest rate risk. This would have resulted in a reduction in the risk-based capital ratio from the September 30, 1998 calculation of 45.50% to 41.71%, which is in excess of the required minimum of 8.00%. Utilizing the NPV measurement concept, at September 30, 1998, this would have resulted in a $3.26 million, or 18.53% decrease in the Bank's NPV, assuming a 200 basis point increase in interest rates with no effect given to steps management may take to counter the effect of that interest rate movement.

         The following table is provided by the OTS and illustrates the change in NPV at September 30, 1998, based on OTS assumptions, that will occur in the event of an immediate change in interest rates with no effect given to any steps which management might take to counter the effect of that interest rate movement.


                                                                               Net Portfolio as % of
                                      Net Portfolio Value                    Portfolio Value of Assets
                         ---------------------------------------------   --------------------------------
  Basis Point ("bp")
    Change in Rates       $ Amount        $ Change(1)      % Change        NPV Ratio (2)       Change(3)
---------------------    ------------   ---------------  -------------   ------------------  ------------
                                           (Dollars in Thousands)

            400 bp          7,836          (6,564)            (46)              13.90%         (865)bp
            300 bp          9,469          (4,932)            (34)              16.26%         (629)bp
            200 bp         11,144          (3,257)            (23)              18.53%         (402)bp
            100 bp         12,803          (1,598)            (11)              20.64%         (191)bp
              0 bp         14,401                                               22.55%
          (100) bp         15,925           1,525              11               24.26%          171 bp
          (200) bp         17,533           3,133              22               25.97%          342 bp
          (300) bp         19,315           4,914              34               27.76%          521 bp
          (400) bp         21,146           6,745              47               29.50%          695 bp


-----------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV"). The Bank's PV is the estimated present value of total assets. The PV of the Bank as of September 30, 1998, assuming no changes in interest rates, was $63.86 million.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         Under the OTS interest rate risk capital rule, those institutions with greater than "normal" levels of interest rate risk will be subject to an interest rate risk component in calculating their risk-based capital ratio. An institution with a "normal" level of interest rate risk is defined as one whose "Measured Interest Rate Risk" is less than 2.0%.

         The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At September 30, 1998, the change in NPV as a percentage of portfolio value of total assets is negative 5.10%, which is greater than negative 2.0%, indicating that the Bank has a greater than "normal" level of interest rate risk. As mentioned earlier, the Bank is exempt from any additional capital requirements; however, had the Bank been subject to the IRR capital component, its IRR capital component at September 30, 1998 would be approximately $990,000.

                                                   September 30,  September 30,
                                                        1998          1997
                                                   -------------  -------------
RISK MEASURES: 200 BP RATE SHOCK:
Pre-Shock NPV Ratio: NPV as % of PV of Assets.....      22.55%        20.09%
Exposure Measure: Post-Shock NPV Ratio............      18.53%        17.21%
Sensitivity Measure: Change in NPV Ratio..........     (402)bp       (288)bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of PV of Assets................     (5.10)%       (3.64)%
Interest Rate Risk Capital Component ($000) (1)...        --            --

-------------------

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

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to: (i) cause the Bank to be undercapitalized (i.e., not meet any one of its minimum regulatory capital requirements); or (ii) reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory notice. As of September 30, 1998 the Bank was a Tier 1 institution.

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

         Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and
related  investments,   including  certain   mortgage-related   securities)
and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks ("FHLBs"), FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1998, the Bank was in compliance with its QTL requirement with 75.86% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1998, the Bank's liquidity ratio was 61.08%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1998, the Bank had $917,100 in FHLB stock, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 35% of a member's total assets and limiting total advances to a member. At September 30, 1998, this limit was approximately $21.75 million for the Bank.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended September 30, 1998, dividends paid by the FHLB of Seattle to the Bank totaled $67,000.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve System requires a reserve.

         Savings associations have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System. The Bank had no borrowings from the Federal Reserve System at September 30, 1998.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The OTS reported that Buffalo Federal had a "satisfactory record of meeting community credit needs," in its examination dated September 8, 1997.

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

         QTL Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. The activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies and those activities specified by the OTS as permissible for a multiple savings and loan holding company unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition.

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

         Restriction on Repurchases of Stock. The Company has the authority to repurchase stock, subject to statutory and regulatory requirements. Unless approved by the OTS, the Company, pursuant to OTS policy, is prohibited from repurchasing any shares of its common stock for three years following the Bank's mutual-to-stock conversion ("Conversion") except (i) for an offer to all stockholders on a pro rata basis, or (ii) for the repurchase of qualifying shares of a director. Notwithstanding the foregoing and except as provided below, beginning one year following the completion of the Conversion, the Company may repurchase its common stock so long as: (i) the repurchases within the following two years are part of an open-market program not involving greater than 5% of its outstanding capital stock during a twelve-month period; (ii) the repurchases do not cause the Bank to become "undercapitalized" within the meaning of the OTS prompt correction action regulation; and (iii) the Company provides to the Regional Director of the OTS no later than ten days prior to the commencement of a repurchase program written notice containing a full description of the program to be undertaken and such program is not disapproved by the Regional Director.

         Federal Securities Law. The Company's common stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the office owned by the Bank. The Bank owns and operates from its office located at 106 Fort Street, Buffalo, Wyoming 82834. The Bank has a total investment in office property and equipment of $827,000 with a net book value of $397,000 at September 30, 1998.

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

                                     PART II

Item  5.  Market for the  Registrant's  Common  Equity  and  Related Stockholder
--------------------------------------------------------------------------------
Matters
-------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 (the "Annual Report"), is incorporated herein by reference.

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

          10.1 Form of Employment Contract with Crazy Woman Creek Bancorp Incorporated*

          10.2 Stock Option Plan**

          10.3 Management Stock Bonus Plan**

          11 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)

          13 Annual Report to Stockholders for the fiscal year ended September 30, 1998.

          21 Subsidiaries of the Registrant (See "Item 1. Business of the Company" and "--Business of the Bank".)

          23   Consent of Independent Accountants.

          27   Financial Data Schedule (in electronic filing only)

(b)       Reports on Form 8-K.

          None.

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (33-80557) declared effective by the Commission on February 12, 1996.
** Incorporated by reference to the Registrant's Proxy Statement filed with the Commission on December 27, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          CRAZY WOMAN CREEK BANCORP INCORPORATED



                                          By: /s/ Deane D. Bjerke
                                              ----------------------------------
                                              Deane D. Bjerke
                                              President and Chief Executive
                                                Officer
                                              (Duly Authorized Representative)


         In accordance with the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/Deane D. Bjerke                         /s/John B. Snyder
-------------------------------------      -------------------------------------
Deane D. Bjerke                            John B. Snyder
President and Chief Executive Officer      Vice President and Chief Financial
(Principal Executive Officer)              Officer
Dated:  December 17, 1998                  (Principal Financial and Accounting
                                           Officer)
                                           Dated:  December 17, 1998


/s/Richard Reimann                         /s/Douglas D. Osborn
-------------------------------------      -------------------------------------
Richard Reimann                            Douglas D. Osborn
Chairman of the Board                      Director
Dated:  December 17, 1998                  Dated:  December 17, 1998



/s/Greg L. Goddard                         /s/Thomas J. Berry
-------------------------------------      -------------------------------------
Greg L. Goddard                            Thomas J. Berry
Director                                   Director
Dated:  December 17, 1998                  Dated:  December 17, 1998


/s/Sandra K. Todd
-------------------------------------
Sandra K. Todd
Director
Dated:  December 17, 1998