Form 10QSB
period 1998-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 1999-02-16
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at January 31, 1999:  909,261

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                 ---      ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                              Page
                                                                                                              ----
PART I          FINANCIAL INFORMATION
                ---------------------

Item 1.         Financial Statements
                Consolidated Condensed Statements of Financial Condition at December 31, 1998
                (unaudited) and September 30, 1998 (audited)                                                    1
                Consolidated Condensed Statements of Income for the three months ended December
                31, 1998 and 1997 (unaudited)                                                                   2
                Consolidated Condensed Statements of Stockholders' Equity and Comprehensive
                Income for the three months ended December 31, 1998 and 1997 (unaudited)                        3
                Consolidated Condensed Statements of Cash Flows for the three months ended
                December 31, 1998 and 1997 (unaudited)                                                          4
                Notes to Consolidated Condensed Financial Statements
                                                                                                                5

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................                           9

PART II.        OTHER INFORMATION
                -----------------

Item 1.         Legal Proceedings....................................................                          14
Item 2.         Changes in Securities................................................                          14
Item 3.         Defaults upon Senior Securities......................................                          14
Item 4.         Submission of Matters to a Vote of Security Holders..................                          14
Item 5.         Other Information....................................................                          14
Item 6.         Exhibits and Reports on Form 8-K.....................................                          15

SIGNATURES


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition

                                                                                        December 31,            September 30,
                                                                                           1998                    1998
                                                                                     -----------------      ------------------
                                                                                        (unaudited)              (audited)
                                                                                               (In thousands)
Assets
------
Cash and cash equivalents.......................................................            $ 1,114                 $ 1,562
Interest-bearing time deposits..................................................                 99                      99
Investment and mortgage-backed securities available-for-sale....................             29,161                  24,635
Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $4,021 at September 30, 1998)......................                 --                   3,938
Stock in Federal Home Loan Bank of Seattle, at cost.............................                935                     917
Loans receivable, net...........................................................             30,416                  29,986
Accrued interest receivable.....................................................                500                     538
Real estate held in judgment....................................................                 67                      --
Premises and equipment, net.....................................................                390                     398
Income tax receivable...........................................................                 --                      39
Other assets....................................................................                 19                      42
                                                                                  -----------------      ------------------
    Total assets................................................................            $62,701                 $62,154
                                                                                  ==================     ===================
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
  Deposits......................................................................            $32,760                 $32,913
  Advances from Federal Home Loan Bank..........................................             15,100                  14,650
  Advances from borrowers for taxes and insurance...............................                 17                      64
  Federal income tax payable ...................................................                 42                      --
  Deferred income taxes.........................................................                244                     211
  Dividends payable.............................................................                 91                      91
  Accrued expenses and other liabilities........................................                222                     189
                                                                                  ------------------     -------------------
    Total liabilities...........................................................             48,476                  48,118
Stockholders' equity
  Preferred stock, par value $.10 per share, 2,000,000 shares
    authorized; none issued and outstanding.....................................                 --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
    authorized; 1,058,000 issued................................................                106                     106
  Additional paid-in surplus....................................................             10,087                  10,083
  Unearned ESOP/MSBP shares.....................................................              (647)                   (671)
  Retained earnings, substantially restricted...................................              6,834                   6,737
  Treasury stock, at cost 148,739 shares                                                    (2,427)                 (2,427)
  Accumulated other comprehensive income........................................                272                     208
                                                                                  ------------------     -------------------
    Total stockholders' equity..................................................             14,225                  14,036
                                                                                  ------------------     -------------------
    Total liabilities and stockholders' equity..................................            $62,701                 $62,154
                                                                                  ==================     ===================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income

                                                                                                Three Months Ended
                                                                                                    December 31,
                                                                                     -------------------------------------------
                                                                                           1998                    1997
                                                                                     ------------------      ------------------
                                                                                                    (Unaudited)
                                                                                        (Dollars in thousands except earnings
                                                                                                  per share data)
Interest Income:
  Loans receivable                                                                                $613                    $599
  Mortgage-backed securities                                                                       106                     179
  Investment securities                                                                            316                     326
  Interest bearing time deposits                                                                     1                       1
  Other                                                                                             53                      25
                                                                                     ------------------      ------------------
     Total interest income                                                                       1,089                   1,130
Interest expense:
  Deposits                                                                                         403                     382
  Advances from Federal Home Loan Bank                                                             202                     230
                                                                                     ------------------      ------------------
     Total interest expense                                                                        605                     612
                                                                                     ------------------      ------------------
     Net interest income                                                                           484                     518
Provision for loan losses                                                                            6                      --
                                                                                     ------------------      ------------------
     Net interest income after provision for loan losses                                           478                     518
                                                                                     ------------------      ------------------
Non-interest income:
  Customer service charges                                                                          10                      12
  Other operating income                                                                            16                      10
                                                                                     ------------------      ------------------
     Total non-interest income                                                                      26                      22
                                                                                     ------------------      ------------------
Non-interest expense:
  Compensation and benefits                                                                        128                     138
  Occupancy and equipment                                                                           21                      21
  FDIC/SAIF deposit insurance premiums                                                               4                       5
  Advertising                                                                                        9                       9
  Data processing services                                                                          27                      24
  Loss on sale of premises and equipment                                                            --                       3
  Other                                                                                             53                      57
                                                                                     ------------------      ------------------
     Total non-interest expense                                                                    242                     257
                                                                                     ------------------      ------------------
     Income before income taxes                                                                    262                     283
Income tax expense                                                                                  80                      93
                                                                                     ------------------      ------------------
     Net income                                                                                   $182                    $190
                                                                                     ==================      ==================

Dividends declared per common share                                                             $ 0.10                  $ 0.10
                                                                                     ==================      ==================
Basic earnings per common share                                                                 $ 0.21                  $ 0.21
                                                                                     ==================
                                                                                                             ==================
Diluted earnings per common share                                                               $ 0.21                  $ 0.21
                                                                                     ==================      ==================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Condensed Statements of
                            Stockholders' Equity and
                        Comprehensive Income Three months
                        ended December 31, 1998 and 1997
                      (In thousands, except per share data)

                                                                      Unearned                          Accumulated
                                                          Additional   ESOP/                               other          Total
                                              Common       paid-in      MSBP    Retained     Treasury  comprehensive   stockholders'
                                              stock        capital     shares   earnings      stock       income          equity
                                              ----------- -----------  -------- ----------- -----------  --------------  -----------
  Balances at September 30, 1997                  $106       $10,042     $ (809)   $6,377     $ (1,582)        $  77      $14,211
  Comprehensive income:
    Net income                                                                        190                                     190
    Unrealized gains on available-for-sale
      investment securities, net                                                                                   8            8
                                                                                                                         -----------
        Total comprehensive income                                                                                            198
  Tax benefit from stock related compensation       --            14         --        --           --            --           14
  ESOP shares committed to be released              --             6         11        --           --            --           17
  MSBP shares vested                                --            --         15        --           --            --           15
  Cash dividends declared ($.10 per share)          --            --         --       (89)          --            --          (89)
                                              =========== ============  ========  ========= ===========  ==============  ===========
  Balances at December 31, 1997                   $106       $10,062     $ (783)   $6,478     $ (1,582)        $  85      $14,366
                                              =========== ============  ========  ========= ===========  ==============  ===========

  Balances at September 30, 1998                  $106       $10,083     $ (671)   $6,737     $ (2,427)        $ 208      $14,036
  Comprehensive income:
    Net income                                                                        182                                     182
    Unrealized gains on available-for-sale
      investment securities, net                                                                                   9            9
    Effect of change in classification of
      investment securities                                                                                       55           55
                                                                                                                         -----------
        Total comprehensive income                                                                                            246
  ESOP shares committed to be released              --             4         12        --           --            --           16
  MSBP shares vested                                --            --         12        --           --            --           12
  Cash dividends declared ($.10 per share)          --            --         --       (85)          --            --          (85)
                                              =========== ============  ========  ========= ===========  ==============  ===========
  Balances at December 31, 1998                   $106       $10,087     $ (647)   $6,834     $ (2,427)        $ 272      $14,225
                                              =========== ============  ========  ========= ===========  ==============  ===========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                   -------------------
                                                                                     1998       1997
                                                                                   ---------- --------
                                                                                       (In thousands)
Cash flows from operating activities:                                                    (Unaudited)
  Net income                                                                       $   182    $   190
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Provision for loan losses                                                          6       --
      Amortization of premiums and discounts on securities available-for-sale            5          1
      Federal Home Loan Bank stock dividends                                           (18)       (17)
      Depreciation                                                                       8         12
      Dividends reinvested                                                             (26)       (22)
      Deferred loan origination fees, net                                               13          3
      Loss on sale of premises and equipment                                          --            3
      ESOP shares committed to be released                                              16         17
      MSBP deferred compensation                                                        12         15
Change in:
      Accrued interest receivable                                                       38         25
      Other assets                                                                      23         25
      Income taxes payable                                                              81        (38)
      Accrued expenses and other liabilities                                            33          8
                                                                                   -------    -------
        Net cash provided by operating activities                                      372        222
                                                                                   -------    -------
Cash flows from investing activities:
  Purchases of securities available-for-sale                                        (6,545)    (6,997)
  Maturities and calls of securities available-for-sale                              6,075      4,166
  Maturities and calls of securities held-to-maturity                                 --        1,670
  Purchase of Federal Home Loan Bank stock                                            --          (49)
  Origination of loans receivable                                                   (3,349)    (1,865)
  Repayment of principal on loans receivable                                         2,834      1,759
  Purchase of premises and equipment                                                  --           (3)
                                                                                   -------    -------
    Net cash used in investing activities                                             (985)    (1,319)
                                                                                   -------    -------
Cash flows from financing activities:
  Net change in deposits                                                              (153)     1,001
  Advances from Federal Home Loan Bank                                               4,250      5,850
  Repayment of advances from Federal Home Loan Bank                                 (3,800)    (6,100)
  Net change in advances from borrowers for taxes and insurance                        (47)       (44)
  Dividends paid to stockholders                                                       (85)       (89)
                                                                                   -------    -------
    Net cash provided by financing activities                                          165        618
                                                                                   -------    -------
Net decrease in cash and cash equivalents                                             (448)      (479)
Cash and cash equivalents at beginning of period                                     1,562      1,194
                                                                                   -------    -------
Cash and cash equivalents at end of period                                         $ 1,114    $   715
                                                                                   =======    =======

See notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements

                                December 31, 1998


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, the reader should refer to the Annual Report of Crazy Woman Creek Bancorp Incorporated (the "Company") for the year ended September 30, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

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

              Notes to Consolidated Condensed Financial Statements

                                December 31, 1998


NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 had no impact on the financial statements of the Company except that it allowed for a one-time reclassification of the investment portfolio from held-to-maturity to either trading or available-for-sale. The net effect on the balance sheet of this reclassification was an increase in total assets of $84,000, deferred tax liabilities of $29,000 and unrealized gains on securities available-for-sale of $55,000. (See also Note 3: Comprehensive Income).

NOTE 3:  COMPREHENSIVE INCOME

Effective  October  1,  1998,  the  Company  adopted  SFAS  No.  130,  Reporting
Comprehensive Income (SFAS 130). SFAS 130 requires companies to report comprehensive income. Comprehensive income will include net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. There were no reclassification adjustments to other comprehensive income for holding gains and losses realized during either of the periods. Unrealized gains reported as other comprehensive income during the three months ending December 31, 1998 and 1997 are net of related income taxes of $4,600 and $4,100, respectively.

NOTE 5:  EARNINGS PER SHARE

The Company has adopted the provision of SFAS 128, Earnings Per Share. SFAS No. 128 replaces presentation of primary and fully diluted earnings per share ("EPS") with the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unvested management stock bonus plan (MSBP) and unallocated ESOP shares. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

              Notes to Consolidated Condensed Financial Statements

                                December 31, 1998




                                           For the three months ended December 31, 1998
                                           --------------------------------------------
                                                            Average    Per-Share
                                                  Income     Shares     Amount
                                                 ------------------- -----------
Basic EPS
  Net income available to common stockholders    $182,000    870,297   $   0.21
                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan         --        7,316
  Incremental shares related to MSBP                 --          786
                                                  -------    -------

Diluted EPS
  Income available to common stockholders plus
    assumed conversions                          $182,000    878,399   $   0.21
                                                 ========    =======       ====

                                            For the three months ended December 31, 1997
                                            --------------------------------------------
                                                             Average   Per-Share
                                                  Income     Shares      Amount
                                                 --------   --------   ---------
Basic EPS
  Net income available to common stockholders    $190,000    904,085   $   0.21
                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan         --       16,989
  Incremental shares related to MSBP                 --        3,468
                                                 --------     ------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                          $190,000    924,542   $   0.21
                                                 ========    =======       ====


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, loans to the Bank's Employee Stock Ownership Plan ("ESOP") and to the Bank, and shares in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank also invests in mortgage-backed (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds, and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans. The Bank utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans.

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

FINANCIAL CONDITION
-------------------

At December 31, 1998, assets totaled $62.70 million compared to total assets of $62.15 million at September 30, 1998. Asset growth was primarily attributed to a $4.53 million increase in investments securities available-for-sale and the related $3.94 million decrease in held-to-maturity securities, as a result of the adoption of SFAS 133. Loans also increased by $430,000 and cash decreased by $448,000. Deposits decreased by $153,000 from $32.91 million at September 30, 1998 to $32.76 million at December 31, 1998 primarily as a result of a decrease in business checking. Advances from the FHLB increased by $450,000 to $15.10 million at December 31, 1998.

At December 31, 1998, stockholder's equity totaled $14.23 million or 22.70% of total assets compared to $14.04 million or 22.59% of total assets at September 30, 1998. The increase in stockholder's equity was primarily due to continued earnings and an increase in the market value of investment securities available-for-sale. The increase in stockholder's equity was somewhat offset by cash dividends of $85,000.

ASSET QUALITY
-------------

Non-performing assets totaled $324,000 at December 31, 1998, or 0.52% of total assets. This compares to $225,000 at September 30, 1998 or 0.36% of total assets. Non-performing loans at December 31, 1998 were comprised of two residential home loans, six consumer loans and one residence held under judgment.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended December 31, 1998 and 1997.
------------------------------------------------------------

Net Income. Net income for the three months ended December 31, 1998 totaled $182,000 compared to $190,000 for the three months ended December 31, 1997. Net income was lower in 1998 than in 1997 primarily due to a $34,000 decrease in net interest income. The decrease in net income was offset with a $4,000 increase in non-interest income and a $15,000 decline in non-interest expense. Net income in 1998 was negatively affected by a $6,000 provision for loan losses. Federal tax expense was $13,000 lower in 1998 than in 1997 primarily due to a decrease in net income before tax expense and a increase in non-taxable investments.

Interest Income. For the three months ended December 31, 1998, interest income totaled $1.09 million compared to $1.13 million for the three months ended December 31, 1997. An increase in the volume of average earning assets from $59.31 million for the three months ended December 31, 1997 to $60.85 million for the same period in 1998 caused interest income to increase by $77,000. A decrease was experienced in the yield on average earning assets from 7.62% for the three months ended December 31, 1997 to 7.16% for the three months ended December 31, 1998, attributed to a $118,000 decrease in interest income.

Interest Expense. Total interest expense decreased by $7,000 from $612,000 for the three months ended December 31, 1997 to $605,000 million for the same period in 1998. This was primarily a result of a increase in the volume and a decrease in the cost of average interest-bearing liabilities.

The cost of average interest-bearing deposits decreased from 5.12% for the three months ended December 31, 1997 to 4.98% for the three months ended December 31, 1998, which caused interest expense for deposits to decrease by $10,000. A increase in the volume of average interest-bearing deposits from $29.85 million for the three months ended December 31, 1997 to $32.35 million for the three months ended December 31, 1998, resulted in a $31,000 increase in interest expense for deposits.

The cost of average interest-bearing advances from the FHLB decreased from 5.96% for the three months ended December 31, 1997 to 5.69% for the same period in 1998. This decrease in cost of average interest-bearing advances caused an
$11,000 decrease in interest expense. Average interest-bearing advances decreased from $15.43 million for the three month period ended December 31, 1997 to $14.20 million for the three month period ended December 31, 1998, resulting in a $17,000 decrease in interest expense for advances.

Net Interest Income. Net interest income decreased by $34,000 from $518,000 for the three months ended December 31, 1997 to $484,000 for the three months ended December 31, 1998. The decrease in net interest income was primarily caused by the declining interest rates on the investment portfolio and the loan portfolio but is somewhat offset by the declining cost of liabilities. Although the increase in average interest-bearing liabilities was similar to the growth in average earning assets as evidenced by the slight decrease of the ratio of average earning assets to average interest-bearing liabilities from 130.96% in 1997 to 130.71% in 1998 , net interest income decreased.

Net interest margin declined from 3.49% for the three months ended December 31, 1997 to 3.18% for the three months ended December 31, 1998. The decrease in net interest margin was primarily caused by the cost of average interest-bearing liabilities decreasing at a slower pace than the yield on average interest earning assets for the periods covered.

                                    Pagae 9

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Provisions for Credit Losses. The Company recorded a $6,000 provision for loan losses for the three months ended December 31, 1998; no provisions were recorded during the three months ended December 31, 1997. Loan charge-offs for the three months ended December 31, 1998 totaled $5,000 while recoveries totaled $3,000. In 1997, loan charge-offs totaled $39,000 while recoveries totaled $3,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses is adequate to cover any anticipated credit losses. There can be no assurance that the reserve for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions will not be required.

Total Non-interest Income. Total non-interest income increased by $4,000 from $22,000 for the three months ended December 31, 1997 to $26,000 for the three months ended December 31, 1998 primarily due to an slight decrease in fees generated from service charges and an increase in loan origination fees.

Total Non-interest Expense. Total non-interest expense declined by $15,000 from $257,000 for the three months ended December 31, 1997 to $242,000 for the three months ended December 31, 1998. The decrease was primarily attributed to lower compensation expenses and other non-interest expenses. There were no significant changes in the other components of non-interest expense.

Non-interest expense for the three months ended December 31, 1998 does not contain any direct costs associated with the Company's efforts to upgrade its data processing systems to address the change to the year 2000. The Company does not believe that its costs to comply with the change to the year 2000 will have a material effect on its financial position or results of operation. However, despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the results of operation or financial condition of the Company.

YEAR 2000
---------

The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather that 2000. An additional issue is that 1900 was not a leap year, whereas the year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result is miscalculations when processing critical date-sensitive information after December 31, 1999.

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantees that failure to modify the systems would not have a material adverse affect on the Company.

In addition, the Company places a high degree of reliance on its third party processor and computer systems of other financial institutions. Although the Company is assessing the readiness of these other parties and preparing contingency plans, there can be no guarantee that the failure of these other parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

During fiscal 1998, the Company adopted a Year 2000 Action Plan (the "Plan") and established a Year 2000 Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council ("FFIEC"), the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on schedule. The Company is currently in the Renovation phase, which includes program changes, hardware and software upgrades and system replacements, if necessary. Concurrently, the Company is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external service center (the "Service Center"). The Company has maintained ongoing contact with the Service Center so that modification of the software for the Year 2000 readiness is a top priority and is expected to be accomplished, though there is no assurance, by June 30, 1999. The Service Center is completed with their Renovation phase and is in the process of the Validation phase. The Company has contacted all other major vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect the be Year 2000 compliant prior to the Year 2000. These third parties also supply, at least quarterly, an update of their progress. The Company has contacted all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Bank is unable to test the Year 2000 readiness of our significant supplier of utilities and is relying on the utility companies' internal testing and representation to provide the required services that drive the Bank's data systems.

The Renovation phase is targeted for completion by February 28, 1999. The Validation phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The Validation phase is targeted for completion by June 30, 1999. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation phase is targeted for completion by September 30, 1999.

Costs will be incurred due to the replacement of non-compliant computers and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimated that its cost for compliance will amount to approximately $15,000 over the three year period from 1998-2000, of which approximately $3,000 was incurred as of December 31, 1998. The Company does not separately track the internal personnel costs incurred for the Year 2000 compliance. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the Service Center is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

One of the guidelines from the FFIEC is to establish a Contingency Plan for all possible Year 2000 failures. During fiscal 1998, the Company adopted a Year 2000 Contingency Plan. The objective of the Contingency Plan is to prepare for any Year 2000 failures. These failures could result from internal software and hardware, the Service Center, and/or third parties (utilities, telephone, suppliers, and other banks). The Contingency Plan is continually being revised based on new information and updates on the Year 2000 conversions of third parties and other vendors.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 1998 and 1997 was 30.59% and 32.87%, respectively. The effective tax rate decreased due to increased investments in non-taxable investments such as municipal bonds.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                                         At December 31, 1998
                                                         ----------------------
                                                                    Percentage
                                                           Amount    of Assets
                                                           ------    ---------
                                                          (Dollars in Thousands)
GAAP Capital ..........................................   $11,884

Tangible capital ......................................   $11,795      19.26%
Tangible capital requirement ..........................       916       1.50%
Excess ................................................   $10,879      17.76%
                                                           ======       ====

Core capital ..........................................   $11,795      19.26%
Core capital requirements .............................     1,834       3.00%
Excess ................................................   $ 9,961      16.26%
                                                          =======      =====

Total risk-based capital (1) ..........................   $12,083      48.15%
Total risk-based capital requirement (1) ..............     2,008       8.00%
                                                          -------      -----
Excess (1) ............................................   $10,075      40.15%
                                                          =======      =====

1)  Based on risk-weighted assets of $25,093

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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of December 31, 1998 such borrowed funds totaled $15.10 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 61.17% and 11.17% at December 31, 1998 and 1997, respectively. Recent regulatory changes regarding assets eligible for liquidity caused the significant increase in the Bank's regulatory liquidity ratios from 1997 to 1998; specifically, the maturity restrictions were lifted on U.S. Agency securities.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


The amount of certificate of deposit accounts which are scheduled to mature during the twelve months ending December 31, 1999 is approximately $11.93 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At December 31, 1998, the Bank had loan commitments outstanding of $384,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan, investment and mortgage-backed security repayments.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

The consolidated condensed financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

KEY OPERATING RATIOS
--------------------

                                                                    Three Months Ended
                                                                        December 31,
                                                          -----------------------------------------
                                                              1998 (1)              1997 (1)
                                                          -------------------    ------------------
                                                                  (Dollars in Thousands,
                                                                   except per share data)
                                                                       (Unaudited)
Return on average assets                                         1.18%                 1.26%
Return on average equity                                         5.15%                 5.31%
Interest rate spread                                             1.96%                 2.22%
Net interest margin                                              3.18%                 3.49%
Non-interest expense to average assets                           1.56%                 1.70%
Net charge-offs to average outstanding loans                    (0.01)%               (0.13)%



                                                           At December 31,       At September 30,
                                                               1998                  1998
                                                           ---------------       ----------------
Nonaccrual and 90 days past due loans                             256                   225
Repossessed real estate, held under judgment                       68                     0
  Total non-performing assets                                     324                   225
Allowance for credit losses to non-performing assets            88.98%               134.22%
Non-performing loans to total loans                              1.04%                 0.79%
Non-performing assets to total assets                            0.52%                 0.36%
Book value per share (2)                                       $15.64                $15.44


----------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of December 31, 1998 and September 30, 1998 were 909,261. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1998. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                  Not applicable

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


                               CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February 12, 1999        By: /s/ Deane D. Bjerke
                                   ---------------------------------------------
                                   Deane D. Bjerke
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: February 12, 1999        By: /s/ John B. Snyder
                                   ---------------------------------------------
                                   John B. Snyder
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)