Form 10QSB
period 1999-03-31
CRAZY WOMAN CREEK BANCORP INC
filed 1999-05-07
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                                 (307) 684-5591
                                ----------------
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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 7, 1999:  885,061

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Consolidated Condensed Statements of Financial Condition at
           March 31, 1999 (unaudited) and September 30, 1998 (audited)         1

           Consolidated Condensed Statements of Income for the three
           and six months ended March 31, 1999 and 1998 (unaudited)            2

           Consolidated Condensed Statements of Stockholders'
           Equity and Comprehensive Income for the six months
           ended March 31, 1999 and 1998 (unaudited)                           3

           Consolidated Condensed Statements of Cash Flows for the
           six months ended March 31, 1999 and 1998 (unaudited)                4

           Notes to Consolidated Condensed Financial Statements                5



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                  16
Item 2.    Changes in Securities                                              16
Item 3.    Defaults upon Senior Securities                                    16
Item 4.    Submission of Matters to a Vote of Security Holders                16
Item 5.    Other Information                                                  16
Item 6.    Exhibits and Reports on Form 8-K                                   17

SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition

                                                                     March 31,           September 30,
                                                                       1999                   1998
                                                                   -------------         -------------
                                                                    (unaudited)            (audited)
                                                                   (In thousands, except share and per
Assets                                                                         share data)
------
Cash and cash equivalents                                             $   808                $  1,562
Interest-bearing time deposits                                             99                      99
Investment and mortgage-backed securities available-for-sale           30,269                  24,635
Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $4,021 at September 30, 1998)                 --                   3,938
Stock in Federal Home Loan Bank of Seattle, at cost                       953                     917
Loans receivable, net                                                  30,534                  29,986
Accrued interest receivable                                               580                     538
Real estate held in judgment                                              193                      --
Premises and equipment, net                                               385                     398
Income tax receivable                                                      20                      39
Other assets                                                               30                      42
                                                                    ---------               ---------
    Total assets                                                      $63,871                 $62,154
                                                                    =========               =========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
  Deposits                                                            $32,451                 $32,913
  Advances from Federal Home Loan Bank                                 16,500                  14,650
  Advances from borrowers for taxes and insurance                          37                      64
  Deferred income taxes                                                   170                     211
  Dividends payable                                                        91                      91
  Accrued expenses and other liabilities                                  436                     189
                                                                    ---------               ---------
    Total liabilities                                                  49,685                  48,118
                                                                    ---------               ---------
Stockholders' equity
  Preferred stock, par value $.10 per share, 2,000,000 shares              --                      --
     authorized; none issued and outstanding
  Common stock, par value $.10 per share, 5,000,000 shares                106                     106
     authorized; 1,058,000 issued
  Additional paid-in surplus                                           10,091                  10,083
  Unearned ESOP/MSBP shares                                              (624)                   (671)
  Retained earnings, substantially restricted                           6,912                   6,737
  Treasury stock, at cost 148,739 shares                               (2,427)                 (2,427)
  Accumulated other comprehensive income                                  128                     208
                                                                    ---------               ---------
    Total stockholders' equity                                         14,186                  14,036
                                                                    ---------               ---------
    Total liabilities and stockholders' equity                        $63,871                 $62,154
                                                                    =========               =========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income


                                                                 Three Months Ended          Six Months Ended
                                                                       March 31,                  March 31,
                                                               -----------------------    -----------------------
                                                                  1999         1998         1999          1998
                                                               ----------    ---------    ---------    ----------
                                                                                  (Unaudited)
                                                                 (Dollars in thousands except per share data)
Interest Income:
  Loans receivable                                               $  598        $  609       $1,211       $1,208
  Mortgage-backed securities                                        124           165          230          344
  Investment securities                                             312           316          628          642
  Interest bearing time deposits                                      1             1            2            3
  Other                                                              34            24           87           49
                                                               ---------     ---------    ---------    ---------
     Total interest income                                        1,069         1,115        2,158        2,246
Interest expense:
  Deposits                                                          396           375          799          757
  Advances from Federal Home Loan Bank                              195           229          397          459
                                                               ---------     ---------    ---------    ---------
     Total interest expense                                         591           604        1,196        1,216
                                                               ---------     ---------    ---------    ---------
     Net interest income                                            478           511          962        1,030
Provision for loan losses                                            --             6            6            6
                                                               ---------     ---------    ---------    ---------
     Net interest income after provision for loan losses            478           505          956        1,024
                                                               ---------     ---------    ---------    ---------
Non-interest income:
  Customer service charges                                           10            12           20           24
  Gain on sale of investment and mortgage-backed
     securities                                                      --             3           --            3
  Other operating income                                             12            12           28           21
                                                               ---------     ---------    ---------    ---------
     Total non-interest income                                       22            27           48           48
                                                               ---------     ---------    ---------    ---------
Non-interest expense:
  Compensation and benefits                                         135           129          263          267
  Occupancy and equipment                                            23            20           44           41
  FDIC/SAIF deposit insurance premiums                                5             5            9            9
  Advertising                                                        10             7           19           16
  Data processing services                                           26            25           53           50
  Loss on sale of premises and equipment                             --            --           --            3
  Other                                                              69            62          122          119
                                                               ---------     ---------    ---------    ---------
     Total non-interest expense                                     268           248          510          505
                                                               ---------     ---------    ---------    ---------
     Income before income taxes                                     232           284          494          567
Income tax expense                                                   70            97          150          190
                                                               ---------     ---------    ---------    ---------
     Net income                                                  $  162        $  187       $  344       $  377
                                                               =========     =========    =========    =========

Dividends declared per common share                              $ 0.10        $ 0.10       $ 0.20       $ 0.20
                                                               =========     =========    =========    =========
Basic earnings per common share                                  $ 0.19        $ 0.21       $ 0.40       $ 0.42
                                                               =========     =========     =========   =========
Diluted earnings per common share                                $ 0.19        $ 0.20       $ 0.39       $ 0.41
                                                               =========     =========    =========    =========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Condensed Statements of
                  Stockholders' Equity and Comprehensive Income
                    Six months ended March 31, 1999 and 1998
                      (In thousands, except per share data)

                                                                      Unearned                          Accumulated
                                                         Additional     ESOP/                             other            Total
                                                Common     paid-in      MSBP     Retained   Treasury   comprehensive   stockholders'
                                                stock      capital     shares    earnings     stock       income          equity
                                                ------    ---------   -------    --------   ---------  -------------   -------------
Balances at September 30, 1997                   $106      $10,042     $ (809)    $6,377      $(1,582)       $  77         $14,211
Comprehensive income:
  Net income                                       --           --         --        377           --           --             377
  Unrealized gains on available-for-sale
    investment securities, net                     --           --         --         --           --           59              59
                                                                                                                          ---------
      Total comprehensive income                                                                                               436
Tax benefit from stock related compensation        --           14         --         --           --           --              14
ESOP shares committed to be released               --           13         23         --           --           --              36
MSBP shares vested                                 --           --         30         --           --           --              30
Cash dividends declared ($.20 per share)           --           --         --       (178)          --           --            (178)
                                                ------    ---------   -------    --------   ---------      --------       ---------
Balances at March 31, 1998                       $106      $10,069      $(756)    $6,576      $(1,582)      $  136         $14,549
                                                ======    =========   =======    ========   =========      ========       =========

Balances at September 30, 1998                   $106      $10,083      $(671)    $6,737      $(2,427)       $ 208         $14,036
Comprehensive income:
  Net income                                       --           --         --        344           --                          344
  Unrealized gains on available-for-sale
    investment securities, net                     --           --         --         --           --         (135)           (135)
  Effect of change in classification of
    investment securities                          --           --         --         --           --           55              55
                                                                                                                         ----------
      Total comprehensive income                                                                                               264
Tax benefit from stock related compensation        --            1         --         --           --           --               1
ESOP shares committed to be released               --            7         23         --           --           --              30
MSBP shares vested                                 --           --         24         --           --           --              24
Cash dividends declared ($.20 per share)           --           --         --       (169)          --           --            (169)
                                                ------    ---------   -------    --------   ---------     ---------      ----------
Balances at March 31, 1999                       $106      $10,091     $ (624)    $6,912     $ (2,427)       $ 128         $14,186
                                                ======    =========   =======    ========  ==========     =========      ==========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows

                                                                                                        Six Months Ended
                                                                                                             March 31,
                                                                                                   ----------------------------
                                                                                                       1999            1998
                                                                                                   ------------     -----------
                                                                                                          (In thousands)
                                                                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                                                                        $    344           $    377
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                              6                  6
    Amortization of premiums and discounts on securities available-for-sale                               12                  1
    Amortization of premiums and discounts on securities held-to-maturity                                 --                  1
    Federal Home Loan Bank stock dividends                                                               (36)               (33)
    Depreciation                                                                                          18                 24
    Dividends reinvested                                                                                 (35)               (26)
    Deferred loan origination fees, net                                                                   23                  4
    Gain on sale of securities                                                                            --                 (3)
    Loss on sale of premises and equipment                                                                --                  3
    ESOP shares committed to be released                                                                  30                 36
    MSBP deferred compensation                                                                            24                 30
Change in:
        Accrued interest receivable                                                                      (42)               (29)
        Income tax receivable                                                                             20                 --
        Other assets                                                                                      12                 15
        Income taxes payable                                                                              --               (103)
        Deferred income taxes                                                                             --                (13)
        Accrued expenses and other liabilities                                                           247                 46
                                                                                                  ----------        -----------
           Net cash provided by operating activities                                                     623                336
                                                                                                  ----------        -----------
Cash flows from investing activities:
  Purchases of securities available-for-sale                                                         (10,502)           (13,164)
  Maturities and calls of securities available-for-sale                                                8,708              8,623
  Maturities and calls of securities held-to-maturity                                                     --              2,820
  Proceeds from the sale of securities available-for-sale                                                 --                430
  Purchase of Federal Home Loan Bank stock                                                                --                (49)
  Origination of loans receivable                                                                     (5,985)            (4,563)
  Repayment of principal on loans receivable                                                           5,215              4,247
  Purchase of premises and equipment                                                                      (5)                (6)
                                                                                                  ----------        -----------
    Net cash used by investing activities                                                             (2,569)            (1,662)
                                                                                                  ----------        -----------
Cash flows from financing activities:
  Net change in deposits                                                                                (462)             1,121
  Advances from Federal Home Loan Bank                                                                15,250             11,950
  Repayment of advances from Federal Home Loan Bank                                                  (13,400)           (11,600)
  Net change in advances from borrowers for taxes and insurance                                          (27)               (26)
  Dividends paid to stockholders                                                                        (169)              (178)
                                                                                                  ----------        -----------
    Net cash provided by financing activities                                                          1,192              1,267
                                                                                                  ----------        -----------
Net decrease in cash and cash equivalents                                                               (754)               (59)
Cash and cash equivalents at beginning of period                                                       1,562              1,194
                                                                                                  ----------        -----------
Cash and cash equivalents at end of period                                                          $    808            $ 1,135
                                                                                                  ==========        ===========
See notes to consolidated condensed financial statements.


              Notes to Consolidated Condensed Financial Statements

                                 March 31, 1999


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report of Crazy Woman Creek Bancorp Incorporated (the "Company") for the Year Ended September 30, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objective, expectations, estimates and intentions, that are subject to change based of various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

NOTE 2:  RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the fair value of the derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 had no impact on the financial statements of the Company except that it allowed for a one-time reclassification of the investment portfolio from held-to-maturity to either trading or available-for-sale. The net effect on the statement of financial condition of this reclassification was an increase in total assets of $84,000, deferred tax liabilities of $29,000 and unrealized gains on securities available-for-sale of $55,000. (See also Note 3: Comprehensive Income).

NOTE 3:  COMPREHENSIVE INCOME

Effective  October  1,  1998,  the  Company  adopted  SFAS  No.  130,  Reporting
Comprehensive   Income  (SFAS  130).  SFAS  130  requires  companies  to  report comprehensive income, which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. There were no reclassification adjustments to other comprehensive income for holding gains and losses realized during either of the periods. Unrealized gains/(losses) reported as other comprehensive income during the six months ending March 31, 1999 and 1998 are net of related income taxes of $(47,000) and $29,000, respectively.

NOTE 4:  EARNINGS PER SHARE

The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unvested management stock bonus plan (MSBP) and unallocated and not yet committed to be released Employee Stock Ownership Plan (ESOP) shares. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

                                                       For the three months ended March 31, 1999
                                                   -------------------------------------------------
                                                                       Average           Per-Share
                                                       Income           Shares             Amount
                                                   --------------    --------------    -------------
Basic EPS
  Net income available to common stockholders        $   162,000            869,056        $ 0.19
                                                                                             ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                --                3,427
  Incremental shares related to MSBP                        --                   99
                                                     -----------           --------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                  $   162,000            872,582        $ 0.19
                                                     ===========           ========          ====

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                                     For the three months ended March 31, 1998
                                                    ------------------------------------------
                                                                      Average       Per-Share
                                                     Income            Shares        Amount
                                                    --------         ---------     ----------
Basic EPS
  Net income available to common stockholders       $187,000          906,442        $ 0.21
                                                                                       ====
Effect of Dilutive Securities
  Incremental shares under stock option plan            --             20,536
  Incremental shares related to MSBP                    --              4,085
                                                     -------          -------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                 $187,000          931,063        $ 0.20
                                                     =======          =======          ====

                                                      For the six months ended March 31, 1999
                                                    ------------------------------------------
                                                                      Average       Per-Share
                                                     Income            Shares        Amount
                                                    --------         ---------     ----------
Basic EPS
  Net income available to common stockholders       $344,000         867,987        $ 0.40
                                                                                      ====
Effect of Dilutive Securities
  Incremental shares under stock option plan           --              5,480
  Incremental shares related to MSBP                   --                424
                                                     -------         -------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                 $344,000         873,987        $ 0.39
                                                     =======         =======          ====

                                                      For the six months ended March 31, 1998
                                                    ------------------------------------------
                                                                      Average       Per-Share
                                                     Income            Shares        Amount
                                                    --------         ---------     ----------
Basic EPS
  Net income available to common stockholders       $377,000          905,268        $ 0.42
                                                                                      =====
Effect of Dilutive Securities
  Incremental shares under stock option plan           --              18,777
  Incremental shares related to MSBP                   --               3,021
                                                     -------          -------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                 $377,000          927,067        $ 0.41
                                                     =======          =======          ====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, loans to the ESOP and to the Bank, and shares in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds, and short-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans.

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

FINANCIAL CONDITION
-------------------

At March 31, 1999, assets totaled $63.87 million compared to total assets of $62.15 million at September 30, 1998. Asset growth was primarily attributed to a $5.63 million increase in investments securities available-for-sale and the related $3.94 million decrease in held-to-maturity securities, as a result of the one time reclassification permitted by SFAS No. 133. Net loans receivable also increased by $548,000 and cash decreased by $754,000. Real estate held under judgment increased $193,000 from the repossession of two single family homes. Deposits decreased by $462,000 from $32.91 million at September 30, 1998 to $32.45 million at March 31, 1999 primarily as a result of a decrease in passbook savings and Now accounts. Advances from the FHLB increased by $1.85 million to $16.50 million at March 31, 1999, to offset the decrease in deposits and purchase of investment securities.

At March 31, 1999, stockholders' equity totaled $14.19 million or 22.21% of total assets compared to $14.04 million or 22.59% of total assets at September 30, 1998. The increase in stockholders' equity was primarily due to continued earnings. The increase in stockholders' equity was somewhat offset by cash dividends of $169,000 and a decrease in the market value of investment securities available-for-sale.

ASSET QUALITY
-------------

Non-performing assets totaled $302,000 at March 31, 1999, or 0.47% of total assets. This compares to $225,000 at September 30, 1998 or 0.36% of total assets. Non-performing loans at March 31, 1999 were comprised of one residential home loans, four consumer loans and two single family residences held under judgment.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
---------------------

Comparison of Six Months Ended March 31, 1999 and 1998.
------------------------------------------------------

Net Income. Net income for the six months ended March 31, 1999 totaled $344,000 compared to $377,000 for the six months ended March 31, 1998. Net income was lower in 1999 than in 1998 primarily due to a $68,000 decrease in net interest income. Federal tax expense was $40,000 lower in 1999 than in 1998 primarily due to a decrease in net income before tax expense and an increase in non-taxable investments.

Interest Income. For the six months ended March 31, 1999 interest income totaled $2.16 million compared to $2.25 million for the six months ended March 31, 1998. An increase in the volume of average earning assets from $59.71 million for the six months ended March 31, 1998 to $60.06 million for the same period in 1999 caused interest income to increase by $33,000. A decrease was experienced in the yield on average earning assets from 7.52% for the six months ended March 31, 1998 to 7.19% for the six months ended March 31, 1999, which attributed to a $121,000 decrease interest income.

Interest Expense. Total interest expense decreased by $20,000 from $1.22 million for the six months ended March 31, 1998 to $1.20 million for the same period in 1999. This was primarily a result of a increase in the volume and a decrease in the cost of average interest-bearing liabilities.

The cost of average interest-bearing deposits increased from 5.05% for the six months ended March 31, 1998 to 5.23% for the six months ended March 31, 1999, which caused interest expense for deposits to increase by $27,000. An increase in the volume of average interest-bearing deposits from $29.96 million for the six months ended March 31, 1998 to $30.56 million for the six months ended March 31, 1999, resulted in a $15,000 increase in interest expense for deposits.

The cost of average interest-bearing advances from the FHLB decreased from 5.88% for the six months ended March 31, 1998 to 5.15% for the same period in 1999. This decrease in the cost of average interest-bearing advances caused a $56,000 decrease in interest expense. Average interest-bearing advances decreased from $15.61 million for the six months ended March 31, 1998 to $15.41 million for the six month period ended March 31, 1999, resulting in a $6,000 decrease in interest expense on FHLB advances.

Net Interest Income. Net interest income decreased by $68,000 from $1.03 million for the six months ended March 31, 1998 to $962,000 for the six months ended March 31, 1999. The decrease in net interest income was primarily caused by the declining interest rates on the investment portfolio and the loan portfolio but was somewhat offset by the declining cost of liabilities. Although the increase in average interest-bearing liabilities was similar to the growth in average interest-earning assets as evidenced by the slight decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 130.71% in 1998 to 130.64% in 1999, net interest income decreased.

Net interest margin declined from 3.43% for the six months ended March 31, 1998 to 3.11% for the six months ended March 31, 1999. The decrease in net interest margin was primarily caused by the cost of average interest-bearing liabilities decreasing at a slower pace than the yield on average interest earning assets for the periods covered.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Provisions for Loan Losses. The Company recorded a $6,000 provision for loan losses for the six months ended March 31, 1999 and 1998. Loan charge-offs for the six months ended March 31, 1999 totaled $11,000 while recoveries totaled
$16,000. In 1998, loan charge-offs totaled $39,000 while recoveries totaled $7,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Total Non-interest Income. Total non-interest income was $48,000 for the six months ended March 31, 1999 and 1998. Fees generated from service charges decreased by $4,000, other operating income increased by $7,000 and there were no sales of investment securities during the six months ended March 31, 1999.

Total Non-interest Expense. Total non-interest expense increased by $4,000 from $505,000 for the six months ended March 31, 1998 to $509,000 for the six months ended March 31, 1999. The increase was primarily attributed to small increases in expenses related to occupancy and equipment, advertising, data processing services, and other non-interest expenses. There were no significant changes in the other components of non-interest expense.

Non-interest expense for the six months ended March 31, 1999 does not contain any direct costs associated with the Company's efforts to upgrade its data processing systems to address the change to the year 2000. The Company does not believe that its costs to comply with the change to the year 2000 will have a material effect on its financial position or results of operation. However, despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the results of operation or financial condition of the Company.

Provision for Income Taxes. The effective tax rate for the six months ended March 31, 1999 and 1998 was 30.36% and 33.51%, respectively. The effective tax rate decreased due to increased investments in non-taxable investments such as municipal bonds.

Comparison of Three Months Ended March 31, 1999 and 1998.

Net Income. Net income for the three months ended March 31, 1999 totaled $181,000 compared to $187,000 for the three months ended March 31, 1998. Net income was lower in 1999 than in 1998 primarily due to a $33,000 decrease in net interest income, a $5,000 decrease in non-interest income and an increase of $19,000 in non-interest expense. Net income in 1998 were negatively affected by a $6,000 provision for loan losses. Federal tax expense was $45,000 lower in 1999 than in 1998 primarily due to a decrease in income before income taxes and an increase in non-taxable investments.

Interest Income. For the three months ended March 31, 1999, interest income totaled $1.07 million compared to $1.12 million for the three months ended March 31, 1998. An increase in the volume of average earning assets from $60.11 million for the three months ended March 31, 1998 to $62.12 million for the same period in 1999 caused interest income to increase by $74,000. A decrease was experienced in the yield on average earning assets from 7.42% for the three months ended March 31, 1998 to 6.88% for the three months ended March 31, 1999, which attributed to a $120,000 decrease in interest income.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Interest Expense. Total interest expense decreased by $13,000 from $604,000 for the three months ended March 31, 1998 to $591,000 million for the same period in 1999. This was primarily a result of an increase in the volume and a decrease in the cost of average interest-bearing liabilities.

The cost of average interest-bearing deposits decreased from 4.99% for the three months ended March 31, 1998 to 4.74% for the three months ended March 31, 1999, which caused interest expense for deposits to decrease by $20,000. An increase in the volume of average interest-bearing deposits from $30.06 million for the three months ended March 31, 1998 to $33.51 million for the three months ended March 31, 1999, resulted in a $41,000 increase in interest expense for deposits.

The cost of average interest-bearing advances from the FHLB decreased from 5.80% for the three months ended March 31, 1998 to 5.35% for the same period in 1999. This decrease in the cost of average interest-bearing advances caused a $17,000 decrease in interest expense. Average interest-bearing advances decreased from $15.78 million for the three month period ended March 31, 1998 to $14.59 million for the three month period ended March 31, 1999, resulting in a $17,000 decrease in interest expense for advances.

Net Interest Income. Net interest income decreased by $33,000 from $511,000 for the three months ended March 31, 1998 to $478,000 for the three months ended March 31, 1999. The decrease in net interest income was primarily caused by the declining interest rates on the investment portfolio and the loan portfolio but is somewhat offset by the declining cost of liabilities. Although the increase in average interest-bearing liabilities was similar to the growth in average interest-earning assets as evidenced by the slight decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 131.11% in 1998 to 129.15% in 1999, net interest income decreased.

Net interest margin declined from 3.36% for the three months ended March 31, 1998 to 3.08% for the three months ended March 31, 1999. The decrease in net interest margin was primarily caused by the cost of average interest-bearing liabilities decreasing at a slower pace than the yield on average interest earning assets for the periods covered.

Provisions for Loan Losses. The Company recorded a $6,000 provision for loan losses for the three months ended March 31, 1998; no provision was recorded during the three months ended March 31, 1999. Loan charge-offs for the three months ended March 31, 1999 totaled $6,000 while recoveries totaled $13,000. In 1998, there were no loan charge-offs while recoveries totaled $4,000. See also "Comparison of Six Months Ended March 31, 1999 and 1998 - Provision for Loan Losses."

Total Non-interest Income. Total non-interest income decreased by $5,000 from $27,000 for the three months ended March 31, 1998 to $22,000 for the three months ended March 31, 1999 primarily due to an slight decrease in fees generated from service charges and no gains from the sale of investment securities in 1999.

Total Non-interest Expense. Total non-interest expense increased by $19,000 from $248,000 for the three months ended March 31, 1998 to $267,000 for the three months ended March 31, 1999. The increase was primarily attributed to a slight increase in compensation, occupancy and equipment, advertising and other non-interest expenses. There were no significant changes in the other components of non-interest expense. See also "-- Comparison of Six Months Ended March 31, 1999 and 1998 -- Total Non-interest Expense."

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 1999 and 1998 was 30.17% and 34.15%, respectively. The effective tax rate decreased due to increased investments in non-taxable investments such as municipal bonds.

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

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantees that failure to modify the systems will not have a material adverse affect on the Company.

In addition, the Company places a high degree of reliance on its third party processor and computer systems of other financial institutions. Although the Company is assessing the readiness of these other parties and preparing contingency plans, there can be no guarantee that the failure of these other parties to modify their systems in advance of December 31, 1999 will not have a material adverse affect on the Company.

During fiscal 1998, the Company adopted a Year 2000 Action Plan (the "Plan") and established a Year 2000 Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council ("FFIEC"), the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on schedule. The Company is currently in the Renovation phase, which includes program changes, hardware and software upgrades and system replacements, if necessary. Concurrently, the Company is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external service center (the "Service Center"). The Company has maintained ongoing contact with the Service Center so that modification of the software for the Year 2000 readiness is a top priority and is expected to be accomplished, though there is no assurance, by June 30, 1999. The Service Center has completed its Renovation phase and is in the process of the Validation phase. The Company has contacted all other major vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. These third parties also supply, at least quarterly, an update of their progress. The Company has contacted all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Bank is unable to test the Year 2000 readiness of our significant suppliers of utilities and is relying on the utility companies' internal testing and representation to provide the required services that drive the Bank's data systems.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


The Company's Renovation phase was substantially completed by February 28, 1999. The Validation phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The Validation phase is targeted for completion by June 30, 1999. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation phase is targeted for completion by September 30, 1999.

Costs will be incurred due to the replacement of non-compliant computers and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimated that its cost for compliance will amount to approximately $15,000 over the three year period from 1998-2000, of which approximately $6,000 was incurred as of March 31, 1999. The Company does not separately track the internal personnel costs incurred for the Year 2000 compliance. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the Service Center is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

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

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                                            At March 31, 1999
                                                       -------------------------
                                                                     Percentage
                                                          Amount      of Assets
                                                       ------------- -----------
                                                        (Dollars in thousands)
GAAP Capital......................................       $   11,925

Tangible capital..................................       $   12,004      19.18%
Tangible capital requirement......................              936       1.50%
                                                          ---------    -------
Excess............................................       $   11,068      17.68%
                                                          =========    =======

Core capital......................................       $   12,004      19.18%
Core capital requirements.........................            1,875       3.00%
                                                          ---------    -------
Excess............................................       $   10,129      16.18%
                                                          =========    =======

Total risk-based capital (1)......................       $   12,298      48.77%
Total risk-based capital requirement (1)..........            2,016       8.00%
                                                          ---------    -------
Excess (1)........................................       $   10,282      40.77%
                                                          =========    =======

1)  Based on risk-weighted assets of $25,214

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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of March 31, 1999 such borrowed funds totaled $16.50 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 63.89% and 66.39% at March 31, 1999 and 1998, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 2000 is approximately $12.06 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At March 31, 1999, the Bank had loan commitments outstanding of $880,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


KEY OPERATING RATIOS
--------------------

                                                             Three Months Ended                      Six Months Ended
                                                                  March 31,                             March 31,
                                                      ----------------------------------    -----------------------------------
                                                         1999 (1)           1998(1)            1999 (1)            1998 (1)
                                                      ---------------    ---------------    ---------------     ---------------
                                                                   (Dollars in thousands, except per share data)
                                                                                    (Unaudited)

Return on average assets..........................             1.14%              1.22%              1.16%               1.24%
Return on average equity..........................             5.05%              5.14%              5.10%               5.23%
Interest rate spread..............................             1.96%              2.15%              1.96%               2.18%
Net interest margin...............................             3.08%              3.36%              3.11%               3.43%
Non-interest expense to average assets............             1.70%              1.62%              1.63%               1.66%
Net charge-offs to average outstanding loans......           (0.02)%            (0.03)%            (0.04)%               0.09%




                                                           At March 31,    At September 31,
                                                              1999                1998
                                                          ---------------------------------
Nonaccrual and 90 days past due loans.............            $  109             $  225
Repossessed real estate, held under judgment......               193                  0
  Total nonperforming assets......................               302                225
Allowance for loan losses to nonperforming
  assets..........................................            97.58%            134.22%
Nonperforming loans to total loans................             0.99%              0.79%
Nonperforming assets to total assets..............             0.47%              0.36%
Book value per share (2)..........................            $15.60             $15.44

----------------
(1)      The ratios for the three- and six-month periods are annualized.
(2) The number of shares outstanding as of March 31, 1999 and September 30, 1998 were 909,261. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1999. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities
         ---------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On  January  28,  1999,   the  Company  held  its  annual   meeting  of
         stockholders and the following items were presented:

         Election of Directors Richard Reimann and Sandra K. Todd for terms of three years ending 2002 and the ratification of the appointment of KPMG LLP as the Company's auditors for the 1999 fiscal year.

         Votes were as follows:

                                            For       Against      Withheld
                                            ---       -------      --------

         Richard Reimann                   513,891       --         11,961
         Sandra K. Todd                    513,891       --         11,961

         Ratification of KPMG LLP          515,474     10,141          237

Item 5.  Other Information
         -----------------

         The Company announced that the board of directors has authorized the repurchase up to 45,463 shares (5%) of the Company's common stock. This repurchase program follows the repurchase of 148,739 shares of common stock since Buffalo Federal's mutual-to-stock conversion in March 1996.

         The repurchase will be made in open-market transactions over a one-year period subject to the availability of stock and pursuant to the terms of the Company's repurchase plan. Repurchased shares will become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options. Any repurchase could have an adverse effect on the Company's ability to be listed on the Nasdaq SmallCap Market

Item 6.  Exhibits and Reports on Form 8-K

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


                                 CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: May 7, 1999                By:/s/Deane D. Bjerke
                                    --------------------------------------------
                                    Deane D. Bjerke
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 7, 1999                By:/s/John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)