Form 10QSB
period 1999-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 1999-08-16
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from            to
                                    ----------    ----------

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
              -----------------------------------------------------
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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 16, 1999:  863,798

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements

                       Consolidated Condensed Statements of Financial Condition at June 30,
                       1999 (unaudited) and September 30, 1998 (unaudited)                               1

                       Consolidated Condensed Statements of Income for the three and nine
                       months ended June 30, 1999 and 1998 (unaudited)                                   2

                       Consolidated Condensed Statements of Stockholders' Equity and
                       Comprehensive Income for the nine months ended June 30, 1999 and 1998             3
                       (unaudited)

                       Consolidated Condensed Statements of Cash Flows for the nine months
                       ended June 30, 1999 and 1998 (unaudited)                                          4

                       Notes to Consolidated Condensed Financial Statements                              5

Item 2.                Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                     8

PART II.               OTHER INFORMATION
                       -----------------

Item 1.                Legal Proceedings                                                                16
Item 2.                Changes in Securities and use of proceeds                                        16
Item 3.                Defaults upon Senior Securities                                                  16
Item 4.                Submission of Matters to a Vote of Security Holders                              16
Item 5.                Other Information                                                                16
Item 6.                Exhibits and Reports on Form 8-K                                                 17

SIGNATURES


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition

                                                                                      June 30,             September 30,
                                                                                        1999                    1998
                                                                                  ------------------     -------------------
                                                                                     (unaudited)            (unaudited)
                                                                                     (In thousands, except share and per
Assets                                                                                           share data)
------
Cash and cash equivalents                                                                   $ 1,763                 $ 1,562
Interest-bearing time deposits                                                                   99                      99
Investment and mortgage-backed securities available-for-sale                                 28,425                  24,635
Investment and mortgage-backed securities held-to-maturity
  (estimated market value of $4,021 at September 30, 1998)                                       --                   3,938
Stock in Federal Home Loan Bank of Seattle, at cost                                             970                     917
Loans receivable, net                                                                        29,627                  29,986
Accrued interest receivable                                                                     494                     538
Real estate held in judgment                                                                    208                      --
Premises and equipment, net                                                                     399                     398
Income tax receivable                                                                            25                      39
Other assets                                                                                     40                      42
                                                                                  ------------------     -------------------
    Total assets                                                                            $62,050                 $62,154
                                                                                  ==================     ===================
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                  $32,660                 $32,913
  Advances from Federal Home Loan Bank                                                       15,400                  14,650
  Advances from borrowers for taxes and insurance                                                54                      64
  Deferred income taxes                                                                          20                     211
  Dividends payable                                                                              87                      91
  Accrued expenses and other liabilities                                                        279                     189
                                                                                  ------------------     -------------------
    Total liabilities                                                                        48,500                  48,118
                                                                                  ------------------     -------------------
Stockholders' equity:
  Preferred stock, par value $.10 per share, 2,000,000 shares
     authorized; none issued and outstanding                                                     --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued                                                               106                     106
  Additional paid-in surplus                                                                 10,094                  10,083
  Unearned ESOP/MSBP shares                                                                    (600)                   (671)
  Retained earnings, substantially restricted                                                 7,019                   6,737
  Treasury stock at cost, 185,739  and 148,739 shares at
     June 30, 1999 and September 30, 1998, respectively                                      (2,907)                 (2,427)
  Accumulated other comprehensive income (loss)                                                (162)                    208
                                                                                  ------------------     -------------------
    Total stockholders' equity                                                               13,550                  14,036
                                                                                  ------------------     -------------------
    Total liabilities and stockholders' equity                                              $62,050                 $62,154
                                                                                  ==================     ===================
See notes to consolidated condensed financial statements.


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income

                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------    -------------------------------
                                                                   1999              1998             1999              1998
                                                               -------------     -------------    -------------     -------------
                                                                                          (Unaudited)
                                                                         (Dollars in thousands except per share data)
Interest Income:
  Loans receivable                                                   $  594            $  595           $1,805            $1,804
  Mortgage-backed securities                                            131               146              361               491
  Investment securities                                                 309               337              937               964
  Interest bearing time deposits                                          1                 1                3                 4
  Other                                                                  33                10              120                72
                                                               -------------     -------------    -------------     -------------
     Total interest income                                            1,068             1,089            3,226             3,335
Interest expense:
  Deposits                                                              389               381            1,188             1,138
  Advances from Federal Home Loan Bank                                  211               231              608               690
                                                                                 -------------
                                                               -------------                      -------------     -------------
     Total interest expense                                             600               612            1,796             1,828
                                                               -------------     -------------    -------------     -------------
     Net interest income                                                468               477            1,430             1,507
Provision for loan losses                                                --                 6                6                12
                                                                                 -------------
                                                               -------------                      -------------     -------------
     Net interest income after provision for loan losses                468               471            1,424             1,495
                                                               -------------     -------------    -------------     -------------
Non-interest income:
  Customer service charges                                               11                14               31                38
  Gain (loss) on sale of investment and mortgage-
     backed securities, net                                              (2)               --               (2)                3
  Other operating income                                                 14                11               42                32
                                                                                                  -------------
                                                               -------------     -------------                      -------------
     Total non-interest income                                           23                25               71                73
                                                               -------------     -------------    -------------     -------------
Non-interest expense:
  Compensation and benefits                                             129               137              392               404
  Occupancy and equipment                                                 9                21               53                62
  FDIC/SAIF deposit insurance premiums                                    5                 5               14                14
  Advertising                                                             7                 8               26                23
  Data processing services                                               25                24               78                74
  Loss on sale of premises and equipment                                 --                --               --                 3
  Other                                                                  51                48              173               168
                                                                                 -------------
                                                               -------------                      -------------     -------------
     Total non-interest expense                                         227               243              736               748
                                                               -------------     -------------    -------------     -------------
     Income before income taxes                                         264               253              759               820
Income tax expense                                                       76                81              226               271
                                                               =============     =============    =============     =============
     Net income                                                        $189              $172            $ 533             $ 549
                                                               =============     =============    =============     =============

Dividends declared per common share                                  $ 0.10            $ 0.10           $ 0.30            $ 0.30
                                                               =============                      =============     =============
                                                                                 =============
Basic earnings per common share                                      $ 0.22            $ 0.19           $ 0.62            $ 0.61
                                                               =============                      =============
                                                                                 =============                      =============
Diluted earnings per common share                                    $ 0.22            $ 0.18           $ 0.61            $ 0.59
                                                               =============     =============    =============     =============

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                      Consolidated Condensed Statements of
                            Stockholders' Equity and
                        Comprehensive Income Nine months
                          ended June 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Unearned                           Accumulated
                                                          Additional  ESOP/                                other          Total
                                                Common     paid-in     MSBP      Retained    Treasury  Comprehensive  stockholders'
                                                stock      capital    shares     earnings     stock       income          equity
                                                -------- ----------- --------------------- ----------- ------------- --------------
  Balances at September 30, 1997                 $106     $10,042     $(809)     $6,377     $(1,582)        $  77        $14,211
  Comprehensive income:
    Net income                                     --          --        --         549          --            --            549
    Unrealized gains on available-for-sale
      investment securities, net                   --          --        --          --          --            90             90
                                                                                                                     --------------
        Total comprehensive income                                                                                           639
  Repurchase of 16,000 shares of common stock      --          --        --          --        (284)           --           (284)
  Tax benefit from stock related compensation      --          14        --          --          --            --             14
  ESOP shares committed to be released             --          21        34          --          --            --             55
  MSBP shares vested                               --          --        38          --          --            --             38
  Cash dividends declared ($.30 per share)         --          --        --        (266)         --            --           (266)
                                                -------  ----------  --------  ----------  ----------  ------------  -------------
  Balances at June 30, 1998                      $106     $10,077     $(737)     $6,660     $(1,866)       $  167        $14,407
                                                =======  ==========  ========  ==========  ==========  ============  =============

  Balances at September 30, 1998                 $106     $10,083     $(671)     $6,737     $(2,427)       $  208        $14,036
  Comprehensive income:
    Net income                                     --          --        --         533          --                          533
    Unrealized losses on available-for-sale
      investment securities, net                   --          --        --          --          --          (425)          (425)
    Effect of change in classification of
      investment securities, net                   --          --        --          --          --            55             55
                                                                                                                     --------------
        Total comprehensive income                                                                                           163
  Repurchase of 37,000 shares of common stock      --          --        --          --        (480)           --           (480)
  Tax benefit from stock related compensation      --           1        --          --          --            --              1
  ESOP shares committed to be released             --          10        35          --          --            --             45
  MSBP shares vested                               --          --        36          --          --            --             36
  Cash dividends declared ($.30 per share)         --          --        --        (251)         --            --           (251)
                                                -------  ----------  --------  ----------  ----------  ------------  -------------
  Balances at June 30, 1999                      $106     $10,094     $(600)     $7,019     $(2,907)       $ (162)       $13,550
                                                =======  ==========  ========  ==========  ==========  ============  =============

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows

                                                                                                      Nine months Ended
                                                                                                          June 30,
                                                                                              ----------------------------------
                                                                                                   1999               1998
                                                                                              --------------- -- ---------------
                                                                                                       (In thousands)
Cash flows from operating activities:                                                                    (Unaudited)
  Net income                                                                                        $    533           $    549
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Provision for loan losses                                                                              6                 12
    Amortization of premiums and discounts on securities available-for-sale                               16                  3
    Amortization of premiums and discounts on securities held-to-maturity                                 --                  3
    Federal Home Loan Bank stock dividends                                                               (53)               (50)
    Depreciation                                                                                          30                 37
    Dividends reinvested                                                                                 (38)               (26)
    Deferred loan origination fees, net                                                                   27                 10
    Loss (gain) on sale of securities                                                                      2                 (3)
    Loss on sale of premises and equipment                                                                --                  3
    ESOP shares committed to be released                                                                  45                 55
    MSBP deferred compensation                                                                            36                 38
Change in:
        Accrued interest receivable                                                                       44                (12)
        Income taxes                                                                                      15               (124)
        Other assets                                                                                       2                  3
        Accrued expenses and other liabilities                                                            90                 71
                                                                                              ---------------    ---------------
           Net cash provided by operating activities                                                     755                569
                                                                                              ---------------    ---------------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                                         (11,495)           (18,752)
  Maturities and calls of securities available-for-sale                                               10,604             13,719
  Maturities and calls of securities held-to-maturity                                                     --              3,767
  Proceeds from the sale of securities available-for-sale                                                498                430
  Proceeds from the sale of securities held-to-maturity                                                   --                500
  Purchase of Federal Home Loan Bank stock                                                                --                (49)
  Origination of loans receivable                                                                     (8,264)            (7,222)
  Repayment of principal on loans receivable                                                           8,382              6,270
  Purchase of premises and equipment                                                                     (31)                (8)
                                                                                              ---------------    ---------------
    Net cash used in investing activities                                                               (306)            (1,345)
                                                                                              ---------------    ---------------

Cash flows from financing activities:
  Net change in deposits                                                                                (253)             1,175
  Advances from Federal Home Loan Bank                                                                19,100             17,200
  Repayment of advances from Federal Home Loan Bank                                                  (18,350)           (17,050)
  Net change in advances from borrowers for taxes and insurance                                          (10)                (4)
  Repurchase of common stock                                                                            (480)              (284)
  Dividends paid to stockholders                                                                        (255)              (267)
                                                                                              ---------------    ---------------
    Net cash provided by (used in) financing activities                                                 (248)               770
                                                                                              ---------------    ---------------
Net change in cash and cash equivalents                                                                  201                 (6)
Cash and cash equivalents at beginning of period                                                       1,562              1,194
                                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                                          $  1,763           $  1,188
                                                                                              ===============    ===============

Cash paid during period for:
  Interest                                                                                          $  1,750           $  1,773
  Income taxes                                                                                           212                394
                                                                                              ===============    ===============

See notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements

                                  June 30, 1999


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to changes based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

NOTE 3:  COMPREHENSIVE INCOME

Effective  October  1,  1998,  the  Company  adopted  SFAS  No.  130,  Reporting
Comprehensive   Income  (SFAS  130).  SFAS  130  requires  companies  to  report comprehensive income, which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. Because of interest rate volatility, the Company's accumulated comprehensive income and stockholder's equity could materially fluctuate for each interim period and year-end period. The majority of the unrealized loss resulted from the Company's investment in U.S. Agency bonds. The following schedule reflects the unrealized holding gains:

                                                                        Three Months Ended            Nine Months Ended
                                                                             June 30,                      June 30,
                                                                     --------------------------    -------------------------
                                                                        1999           1998          1999           1998
                                                                     -----------    -----------    ----------     ----------

Net income                                                                $ 189           $172          $533           $549
Holding gains (losses) arising during the period, net of tax               (289)            31          (424)            88
Effect of adoption of SFAS 133, net of tax                                   --             --            55             --
Reclassification adjustment for gains (losses) included in net
    income                                                                   (1)            --            (1)             2
                                                                     -----------    -----------    ----------     ----------
    Increase (decrease in unrealized gain (loss) on
        available-for-sale securities included in comprehensive
        income                                                              290             31          (370)            90
                                                                     -----------    -----------    ----------     ----------
        Total comprehensive income (loss)                                 $(101)          $203          $163           $639
                                                                     ===========    ===========    ==========     ==========

NOTE 4:  EARNINGS PER SHARE

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

              Notes to Consolidated Condensed Financial Statements

                                                                      For the three months ended June 30, 1999
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                        $ 189,000            849,603        $ 0.22
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --              6,251
  Incremental shares related to MSBP                                        --                493
                                                                      --------                ---
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                  $ 189,000            856,347        $ 0.22
                                                                    ==========            =======          ====


                                                                     For the three months ended June 30, 1998
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                        $ 172,000            908,579        $ 0.19
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --             21,966
  Incremental shares related to MSBP                                        --              4,060
                                                                      --------              -----
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                  $ 172,000            934,605        $ 0.18
                                                                      ========            =======          ====



                                                                     For the nine months ended June 30, 1999
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                        $ 533,000            861,812        $ 0.62
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --              5,716
  Incremental shares related to MSBP                                        --                469
                                                                      --------             ------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                  $ 533,000            867,997        $ 0.61
                                                                      ========            =======          ====

                                                                     For the nine months ended June 30, 1998
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                        $ 549,000            906,344        $ 0.61
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --             19,801
  Incremental shares related to MSBP                                        --              3,864
                                                                      --------              -----
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                  $ 549,000            930,009        $ 0.59
                                                                      ========            =======          ====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, loans to the ESOP and to the Bank, and shares in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds, short-term and medium-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans.

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and
(ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income also is affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

FINANCIAL CONDITION
-------------------

At June 30, 1999, assets totaled $62.05 million compared to total assets of $62.15 million at September 30, 1998. Investments securities available-for-sale increased $3.79 million and held-to-maturity securities decreased $3.94 million, as a result of the one time reclassification permitted by SFAS No. 133. Net loans receivable also decreased by $359,000 and cash increased by $201,000. Real estate held under judgment increased $208,000 from the repossession of two single family homes. Deposits decreased by $253,000 from $32.91 million at September 30, 1998 to $32.66 million at June 30, 1999 primarily as a result of a decrease in passbook savings, business checking and Now accounts offset with a smaller increase in certificate and retirement accounts. Advances from the FHLB increased by $750,000 to $15.40 million at June 30, 1999.

At June 30, 1999, stockholders' equity totaled $13.55 million or 21.83% of total assets compared to $14.04 million or 22.59% of total assets at September 30, 1998. The decrease in stockholders' equity was primarily due to the repurchase of Company stock, cash dividends declared of $251,000 and a decrease in the market value of investment securities available-for-sale, which more than offset current period earnings.

ASSET QUALITY
-------------

Non-performing assets totaled $261,000 at June 30, 1999, or 0.42% of total assets. This compares to $225,000 at September 30, 1998 or 0.36% of total assets. Non-performing loans at June 30, 1999 were comprised of eight consumer loans and two single family residences held under judgment.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
---------------------

Comparison of Nine Months Ended June 30, 1999 and 1998.
-------------------------------------------------------

Net Income. Net income for the nine months ended June 30, 1999 totaled $533,000 compared to $549,000 for the nine months ended June 30, 1998. Net income was lower in 1999 than in 1998 primarily due to a $77,000 decrease in net interest income. Federal tax expense was $45,000 lower in 1999 than in 1998 primarily due to a decrease in net income before tax expense and an increase in non-taxable investments.

Interest Income. For the nine months ended June 30, 1999 interest income totaled $3.23 million compared to $3.36 million for the nine months ended June 30, 1998. An increase in the volume of average earning assets from $59.89 million for the nine months ended June 30, 1998 to $61.84 million for the same period in 1999 caused interest income to increase by $238,000. A decrease was experienced in the yield on average earning assets from 7.43% for the nine months ended June 30, 1998 to 6.96% for the nine months ended June 30, 1999, which attributed to a $347,000 decrease interest income.

Interest Expense. Total interest expense decreased by $32,000 from $1.83 million for the nine months ended June 30, 1998 to $1.80 million for the same period in 1999. This was primarily a result of a increase in the volume and a decrease in the cost of average interest-bearing liabilities.

The cost of average interest-bearing deposits decreased from 5.05% for the nine months ended June 30, 1998 to 4.80% for the nine months ended June 30, 1999, which caused interest expense for deposits to decrease by $62,000. An increase in the volume of average interest-bearing deposits from $30.04 million for the nine months ended June 30, 1998 to $32.99 million for the nine months ended June 30, 1999, resulted in a $112,000 increase in interest expense for deposits.

The cost of average interest-bearing advances from the FHLB decreased from 5.86% for the nine months ended June 30, 1998 to 5.42% for the same period in 1999. This decrease in the cost of average interest-bearing advances caused a $49,000 decrease in interest expense. Average interest-bearing advances decreased from $15.69 million for the nine months ended June 30, 1998 to $14.95 million for the nine month period ended June 30, 1999, resulting in a $33,000 decrease in interest expense on FHLB advances.

Net Interest Income. Net interest income decreased by $77,000 from $1.51 million for the nine months ended June 30, 1998 to $1.43 million for the nine months ended June 30, 1999. The decrease in net interest income was primarily caused by the declining interest rates on the investment portfolio and the loan portfolio but was somewhat offset by the declining cost of liabilities. Although the increase in average interest-bearing liabilities was similar to the growth in average interest-earning assets as evidenced by the slight decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 130.96% in 1998 to 129.02% in 1999, net interest income decreased.

Net interest margin declined from 3.36% for the nine months ended June 30, 1998 to 3.08% for the nine months ended June 30, 1999. The decrease in net interest margin was primarily caused by the cost of average interest-bearing liabilities decreasing at a slower pace than the yield on average interest earning assets for the periods covered.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)


Provisions for Loan Losses. The Company recorded a $6,000 and a $12,000 provision for loan losses for the nine months ended June 30, 1999 and 1998, respectively. Loan charge-offs for the nine months ended June 30, 1999 totaled $17,000 while recoveries totaled $25,000. In 1998, loan charge-offs totaled $52,000 while recoveries totaled $23,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio including delinquent and past due loans, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any credit losses inherent in the portfolio at June 30, 1999. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Total Non-interest Income. Total non-interest income decreased by $2,000 from $73,000 for the nine months ended June 30, 1998 to $71,000 for the same period in 1999. Fees generated from service charges decreased by $7,000, other operating income increased by $10,000 and gains and losses on the sales of investment securities decreased by $5,000 during the nine months ended June 30, 1999.

Total Non-interest Expense. Total non-interest expense decreased by $12,000 from $748,000 for the nine months ended June 30, 1998 to $736,000 for the nine months ended June 30, 1999. The decrease was primarily attributed to small decreases in expenses related to compensation and occupancy and equipment with small increases in advertising, data processing services, and other non-interest expenses. There were no significant changes in the other components of non-interest expense.

Non-interest expense for the nine months ended June 30, 1999 does not contain any direct costs associated with the Company's efforts to upgrade its data processing systems to address the change to the year 2000. The Company does not believe that its costs to comply with the change to the year 2000 will have a material effect on its financial position or results of operation. However, despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, utilities, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the results of operation or financial condition of the Company.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 1999 and 1998 was 29.78% and 33.05%, respectively. The effective tax rate decreased due to increased investments in non-taxable investments such as municipal bonds.

Comparison of Three Months Ended June 30, 1999 and 1998.
--------------------------------------------------------

Net Income. Net income for the three months ended June 30, 1999 totaled $189,000 compared to $172,000 for the three months ended June 30, 1998. Net income was higher in 1999 than in 1998 primarily due to a $16,000 decrease in non-interest expense and a $6,000 decrease in the provision for loan losses. Federal tax expense was $5,000 lower in 1999 than in 1998 primarily due to an increase in non-taxable investments.

Interest Income. For the three months ended June 30, 1999, interest income totaled $1.07 million compared to $1.09 million for the three months ended June 30, 1998. An increase in the volume of average earning assets from $60.24 million for the three months ended June 30, 1998 to $62.56 million for the same period in 1999 caused interest income to increase by $79,000. A decrease was experienced in the yield on average earning assets from 7.23% for the three months ended June 30, 1998 to 6.83% for the three months ended June 30, 1999, which attributed to a $100,000 decrease in interest income.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

Interest Expense. Total interest expense decreased by $12,000 from $612,000 for the three months ended June 30, 1998 to $600,000 million for the same period in 1999. This was primarily a result of an increase in the volume and a decrease in the cost of average interest-bearing liabilities. The cost of average interest-bearing deposits decreased from 5.05% for the three months ended June 30, 1998 to 4.70% for the three months ended June 30, 1999, which caused interest expense for deposits to decrease by $29,000. An increase in the volume of average interest-bearing deposits from $30.20 million for the three months ended June 30, 1998 to $33.10 million for the three months ended June 30, 1999, resulted in a $37,000 increase in interest expense for deposits.

The cost of average interest-bearing advances from the FHLB decreased from 5.83% for the three months ended June 30, 1998 to 5.26% for the same period in 1999. This decrease in the cost of average interest-bearing advances caused a $23,000 decrease in interest expense. Average interest-bearing advances increased from $15.85 million for the three month period ended June 30, 1998 to $16.04 million for the three month period ended June 30, 1999, resulting in a $3,000 increase in interest expense for advances.

Net Interest Income. Net interest income decreased by $9,000 from $477,000 for the three months ended June 30, 1998 to $468,000 for the three months ended June 30, 1999. The decrease in net interest income was primarily caused by the declining interest rates on the investment portfolio and the loan portfolio but was somewhat offset by the declining cost of liabilities. Although the increase in average interest-bearing liabilities was similar to the growth in average interest-earning assets as evidenced by the slight decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 130.81% in 1998 to 127.30% in 1999, net interest income decreased.

Net interest margin declined from 3.17% for the three months ended June 30, 1998 to 2.99% for the three months ended June 30, 1999. The decrease in net interest margin was primarily caused by the cost of average interest-bearing liabilities decreasing at a slower pace than the yield on average interest earning assets for the periods covered.

Provisions for Loan Losses. The Company recorded a $6,000 provision for loan losses for the three months ended June 30, 1998; no provision was recorded during the three months ended June 30, 1999. Loan charge-offs for the three months ended June 30, 1999 totaled $6,000 while recoveries totaled $7,000. In 1998, there was $10,000 loan charge-offs while recoveries totaled $4,000. See also "Comparison of Nine Months Ended June 30, 1999 and 1998 - Provision for Loan Losses."

Total Non-interest Income. Total non-interest income decreased by $2,000 from $25,000 for the three months ended June 30, 1998 to $23,000 for the three months ended June 30, 1999 primarily due to an slight decrease in fees generated from service charges and losses from the sale of investment securities in 1999.

Total Non-interest Expense. Total non-interest expense decreased by $16,000 from $243,000 for the three months ended June 30, 1998 to $227,000 for the three months ended June 30, 1999. The decrease was primarily attributed to decreases in compensation, occupancy and equipment and advertising. There were no significant changes in the other components of non-interest expense. See also "-- Comparison of Nine Months Ended June 30, 1999 and 1998 -- Total Non-interest Expense."

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 1999 and 1998 was 28.79% and 32.02%, respectively. The effective tax rate decreased due to increased investments in non-taxable investments such as municipal bonds.

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

During fiscal 1998, the Company adopted a Year 2000 Action Plan (the "Plan") and established a Year 2000 Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council ("FFIEC"), the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on schedule. The Company is currently finalizing the Validation phase and Implementation phase. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Company is obtained and maintained by an external service center (the "Service Center"). The Company has maintained ongoing contact with the Service Center and substantially all modification of the software for the Year 2000 has been completed. The Service Center has completed its Validation phase and is in the process of the Implementation phase. The Company has contacted all other major vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. These third parties also supply, at least quarterly, an update of their progress. The Company has contacted all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Bank is unable to test the Year 2000 readiness of our significant suppliers of utilities and is relying on the utility companies' internal testing and representation to provide the required services that drive the Bank's data systems.

The Company's Validation phase was substantially completed by June 30, 1999. The Validation phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)


that any new systems are compliant on a going-forward basis. The Implementation phase is targeted for completion by September 30, 1999.

Costs will be incurred due to the replacement of non-compliant computers and software. The Company does not anticipate that the related overall costs will be material in any single year. In total, the Company estimated that its cost for compliance will amount to approximately $15,000 over the three year period from 1998-2000, of which approximately $11,000 was incurred as of June 30, 1999. The Company does not separately track the internal personnel costs incurred for the Year 2000 compliance. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the Service Center is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

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

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:


                                                   At June 30, 1999
                                              ---------------------------
                                                              Percentage
                                               Amount         of Assets
                                              ----------    -------------
                                                (Dollars in thousands)
GAAP Capital...............................   $ 11,768

Tangible capital...........................   $ 12,206          19.90%
Tangible capital requirement...............        918           1.50%
                                                   ---           ----
Excess.....................................   $ 11,288          18.40%
                                              ========          =====

Core capital...............................   $ 12,206          19.90%
Core capital requirements..................      1,838           3.00%
                                                 -----           ----
Excess.....................................   $ 10,368          16.90%
                                              ========          =====

Total risk-based capital (1)...............   $ 12,503          50.85%
Total risk-based capital requirement (1)...      1,966           8.00%
                                                 -----           ----
Excess (1).................................   $ 10,537          42.85%
                                              ========          =====

1)  Based on risk-weighted assets of $24,586

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)

The Bank, before and after any proposed capital distributions must meet or exceed all capital requirements, may make capital distributions with prior notice to the Office of Thrift Supervision during any calendar year up to a total of current year net income and the preceding two years net income less dividends paid during the previous two years. The Bank currently exceeds all capital requirements and has been assessed as a "well-capitalized" under the regulatory guidelines.

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of June 30, 1999 such borrowed funds totaled $15.40 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 62.37% and 63.89% at June 30, 1999 and 1998, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 2000 is approximately $13.93 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1999, the Bank had loan commitments outstanding of $414,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.


IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS (Continued)


KEY OPERATING RATIOS
--------------------

                                                            Three Months Ended                     Nine Months Ended
                                                                  June 30,                               June 30,
                                                      ----------------------------------    -----------------------------------
                                                         1999 (1)           1998(1)            1999 (1)            1998 (1)
                                                      ---------------    ---------------    ---------------     ---------------
                                                                   (Dollars in thousands, except per share data)
                                                                                    (Unaudited)

Return on average assets                                       1.18%              1.12%              1.13%               1.20%
Return on average equity                                       5.42%              4.74%              5.03%               5.06%
Interest rate spread                                           1.95%              1.92%              1.96%               2.09%
Net interest margin                                            2.99%              3.17%              3.08%               3.36%
Non-interest expense to average assets                         1.42%              1.58%              1.56%               1.64%
Net charge-offs (recoveries) to average outstanding
    loans                                                     (0.02)%            (0.03)%            (0.04)%              0.09%


                                                      At June 30, 1999   At September 30,
                                                                               1998
                                                      ------------------ ------------------
Nonaccrual and 90 days past due loans                           $ 53              $ 225
Repossessed real estate, held under judgment                     208                  0
    Total nonperforming assets                                   261                225
Allowance for loan losses to nonperforming assets             113.79%            134.22%
Nonperforming loans to total loans                              0.88%              0.79%
Nonperforming assets to total assets                            0.42%              0.36%
Book value per share (2)                                      $15.53             $15.44


----------------
(1)  The ratios for the three- and nine-month periods are annualized.
(2) The number of shares outstanding as of June 30, 1999 and September 30, 1998 were 909,261 and 872,261 respectively. These include shares purchased by the ESOP and MSBP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable.

Item 5.  Other Information
         -----------------

         The Company announced that the board of directors has authorized the repurchase of up to 45,463 shares (5%) of the Company's common stock. The Company has completed this repurchase. As of August 14, 1999 the Company has repurchased 187,855 shares of common stock since Buffalo Federal's mutual-to-stock conversion in March 1996.

         The repurchase will be made in open-market transactions over a one-year period subject to the availability of stock and pursuant to the terms of the Company's repurchase plan. Repurchased shares will become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options. Any repurchase could have an adverse effect on the Company's ability to be listed on the Nasdaq SmallCap Market.

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


                                    CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: August 16, 1999      By: /s/ Deane D. Bjerke
                               -------------------------------------------------
                               Deane D. Bjerke
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date: August 16, 1999      By: /s/ John B. Snyder
                               -------------------------------------------------
                               John B. Snyder
                               Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)