Form 10KSB
period 1999-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 1999-12-28
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1999,
         ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the
         transition period from                 to                .
                                ---------------    ---------------

Commission File No. 0-27714

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                          83-0315410
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

106 Fort Street, Buffalo, Wyoming                                 82834
---------------------------------                                 -----
(Address of Principal Executive Offices                       (Zip Code)

Issuer's Telephone Number, Including Area Code:              (307) 684-5591
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
                  ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year. $4,374,502

         As of December 17, 1999, there were issued and outstanding 863,798 shares of the registrant's Common Stock.

         The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CRZY." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 17, 1999, was $6,043,050 ($10.0000 per share based on 604,305 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)         YES      NO  X
                                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1999. (Parts I, II, and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

         The Bank's primary market area consists of all of Johnson County, Wyoming. The Bank also attracts customers from the Banner/Story area which is located in southern Sheridan County. The Johnson County economy has its roots in the agriculture and mining industries. Agriculture continues to play a major role in overall Johnson County revenues, most notably in the cattle and sheep industries. In fact, Johnson County has the largest concentration of sheep among all of the counties in Wyoming. Mining has steadily declined as an employment sector in Johnson County, a reflection of the general decline of the U.S. oil and gas industry over the past decade. Most of the non-agricultural employment in Johnson County is found in and around Buffalo, primarily within service industries, state and local government, and retail trade. The largest employer in Johnson County is the public school system, followed by the Johnson County Memorial Hospital. Tourism also provides a major boost to jobs in services and retail trade in Johnson County, as Buffalo is located at the edge of the Big Horn National Forest and the area is a popular destination for people seeking outdoor recreation. The three-way junction of Interstate 90 and 25 and State Highway 16 also brings a large number of travelers through Buffalo.

         Buffalo, the largest town in Johnson County, has a population estimated at 3,900, with approximately 51 percent of the county population resides in the Buffalo area. Because Johnson County is primarily a rural area where most of the land is used for agricultural purposes, Buffalo acts as somewhat of a hub for commerce in Johnson County. Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

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

         There is also healthy competition for deposits. Based on data provided periodically by the Office of Thrift Supervision ("OTS"), Buffalo Federal has been able to maintain a market share of approximately 22% of the total deposits in financial institutions in the community. Insurance companies and securities dealers offer further competition for deposits. The competition for deposits is expected to continue in the future.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information on the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, net deferred loan origination fees and allowance for loan losses) as of the dates indicated.

                                                                                 At September 30,
                                                             -------------------------------------------------------
                                                                         1999                       1998
                                                             ---------------------------  --------------------------
                                                                              Percent                    Percent
                                                                Amount        of Total       Amount      of Total
                                                                ------        --------       ------      --------
                                                                              (In Thousands)
Type of Loans:
  One-to-four-family                                          $ 24,625          81.10%     $ 23,162        74.45%
  Residential construction                                         473           1.56           331         1.08
  Multi-family                                                     322           1.06           443         1.44
  Commercial real estate(1)                                      1,938           6.38         3,110        10.13
  Commercial                                                       253           0.83           203         0.66
  Consumer:
    Automobile                                                   1,068           3.52         1,136         3.70
    Home equity/Line of credit                                     835           2.75         1,465         4.77
    Share                                                          159           0.52           276         0.90
    Other                                                          692           2.28           573         1.87

      Total consumer                                             2,754           9.07         3,450        11.24

      Total loans                                               30,365         100.00%       30,699       100.00%
                                                                ------         ======        ------       ======

Less:
  Loans in process....................................            (200)                        (271)
   Net deferred loan origination fees.................            (189)                        (158)
  Allowance for loan losses...........................            (249)                        (284)
                                                                ------                       ------
Total loans, net......................................         $29,727                      $29,986
                                                                ======                       ======

-------------
(1)      Includes agricultural real estate loans.

         Origination, Purchase and Sale of Loans. The following table sets forth the Bank's loan originations and loan sales and principal repayments for the periods indicated.

                                                        Year Ended September 30,
                                                        ------------------------
                                                           1999           1998
                                                           ----           ----
                                                               (In Thousands)
Total gross loans receivable at beginning of              $ 30,699      $ 29,184
                                                          ========      ========
period
Loans originated:
  One-to-four-family                                      $  7,080      $  6,730
  Commercial real estate                                       288         1,609
  Construction                                                 662           801
  Commercial                                                   416           229
  Consumer                                                   1,772         2,173
                                                          --------      --------
Total loans originated                                    $ 10,218      $ 11,542
                                                          --------      --------
Loans sold:
Total loans sold                                          $   --        $   --
                                                          --------      --------
Principal Repayments:
Loan principal repayments                                 $ 10,552      $ 10,027
                                                          --------      --------
Net loan activity                                         $   (334)     $  1,515
                                                          --------      --------
Total gross loans receivable at end of period             $ 30,365      $ 30,699
                                                          ========      ========

         Loan Maturity Tables. The following table sets forth the maturity of Buffalo Federal's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $10.3 million and $10.0 million, for the years ended September 30, 1999 and 1998, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                        Commercial
                            1-4 Family    Multi-family  Real Estate   Construction    Business     Consumer        Total
                          ------------- ---------------------------- --------------- ---------- ------------     ---------
                                                                     (In Thousands)
Non-performing loans ....     $  --         $  --         $    66       $  --         $  --         $     2       $    68
                              -------       -------       -------       -------       -------       -------       -------

Amounts Due:
Within 3 months .........         354          --            --             473            21           404         1,252

3 months to 1 Year ......         195          --              10          --              67           260           532

After 1 year:
    1 to 3 years ........         616          --             347          --              27           807         1,797
    3 to 5 years ........       1,277          --             221          --              78           761         2,337
    5 to 10 years .......       5,735           322           263          --              60           300         6,680
    10 to 20 years ......      16,141          --           1,031          --            --             220        17,392
    Over 20 years .......         307          --            --            --            --            --             307
                              -------       -------       -------       -------       -------       -------       -------
Total due after one .....      24,076           322         1,862          --             165         2,088        28,513
year
                              -------       -------       -------       -------       -------       -------       -------

Total amount due ........      24,625           322         1,938           473           253         2,754        30,365
                              -------       -------       -------       -------       -------       -------       -------

Less:
Allowance for loan loss           126             8            45             4             7            59           249
Loans in process ........        --            --               2           193             5          --             200
Deferred loan fees ......         179             4             4          --            --               2           189
                              =======       =======       =======       =======       =======       =======       =======
  Loans receivable, net..     $24,320       $   310       $ 1,887       $   276       $   241       $ 2,693       $29,727
                              =======       =======       =======       =======       =======       =======       =======

         The next table sets forth at September 30, 1999, the dollar amount of all loans due after September 30, 2000 which have fixed interest rates and have floating or adjustable interest rates.

                                                  Floating or
                                     Fixed         Adjustable
                                     Rates            Rates        Total
                                     -----            -----        -----
                                                  (In Thousands)
One-to-four-family..........           $24,009         $ 67       $24,076
Multi-family................               322            -           322
Commercial real estate......             1,862            -         1,862
Commercial..................               165            -           165
Consumer....................             1,820          268         2,088
                                        ------       ------         -----
     Total..................           $28,178      $   335       $28,513
                                        ======       ======        ======

         One-to-Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one-to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 80% of the lesser of the appraised value or selling price of property require private mortgage insurance for the borrower. The Bank's strategy is to originate for its portfolio adjustable-rate loans, and five-year balloon loans as well as 20-year or less fixed-rate loans for retention in its portfolio. The Bank intends to broker, for a third party, loans with maturities of greater than 20 years for a one percent fee. During 1999, no loans were brokered to a third party.

         The Bank offers adjustable-rate mortgage loans using primarily a one-year constant maturity treasury interest rate index. During fiscal 1999, the Bank did not originate any adjustable rate loans. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to secondary market guidelines. It is the current policy of the Bank to primarily remain a portfolio lender. At September 30, 1999, the Bank serviced loans for others totaling $70,000.

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

         The Bank originates five-year balloon mortgage loans with a 30-year amortization period. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental affect that rising rates could have on net interest income. At September 30, 1999, balloon mortgages totaled $2.08 million, or 6.91% of the Bank's loan portfolio.

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

         In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank on a limited basis originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a 12 month period and require interest only payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past four years has been that most speculative loans are repaid well within the 12 month period. Speculative loans are generally originated with a loan-to-value ratio that does not exceed 80%. At September 30, 1999, there were no speculative construction loans.

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

         Buffalo Federal also engages in loans for improved farm land with dwelling. The loan-to-value ratio for this type of loan is 75% or less with a maximum term of 20 years. These loans can be set up with payment of intervals of interest collected semi-annually and principal annually as well as monthly principal and interest payments. As of September 30, 1999, agricultural land loans constituted approximately $671,000, or 2.26% of the Bank's loan portfolio. Agricultural land loans are included in the commercial real estate loan total. See also "-- Commercial Real Estate Loans."

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

         Commercial Loans. The Bank on occasion will originate commercial loans, primarily to existing customers. At September 30, 1999, commercial loans consisted primarily of small business loans (primarily secured by livestock, office equipment, and machinery).

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

         Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At September 30, 1999, the Bank had $410,000 of commitments to cover originations and $200,000 in undisbursed funds for loans in process. Management believes that virtually all of the Bank's commitments will be funded.

         Loans-to-One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $1.7 million at September 30, 1999.

         At September 30, 1999, the Bank's largest lending relationship involved two loans secured by residential and commercial real estate properties loans aggregating approximately $771,000. The loans are located in the Bank's primary market area and were performing at September 30, 1999.

Non-Performing and Problem Assets

         Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a notice of nonpayment is sent. If the payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status until 90 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced. At September 30, 1999, loans past due 30 to 89 days totaled $382,000, and loans past 90 days were $68,000.

         Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the opinion of management, the collection of principal or interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.


                                                      At September 30,
                                                     ------------------
                                                      1999        1998
                                                      ----        ----
                                                       (In Thousands)
Loans accounted for on a non-accrual basis:
  One-to-four-family .........................        $--          $115
  Commercial real estate .....................          65           68
  Construction ...............................         --           --
  Commercial .................................         --           --
  Consumer ...................................           3           73
                                                      ----         ----
Total Non-performing loans ...................          68          256
                                                      ----         ----
Real estate owned (REO) ......................          73          --
                                                      ----         ----
Other non-performing assets ..................         --           --
                                                      ----         ----
Total non-performing assets ..................        $141         $256
                                                      ====         ====
Total non-performing loans to net loans ......        0.23%        0.86%
                                                      ====         ====
Total non-performing assets to total assets...        0.22%        0.41%
                                                      ====         ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1999. Amounts included in the Bank's interest income for the year ended September 30, 1999 were, likewise, immaterial.

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

         At September 30, 1999, the Bank had $253,000 of assets classified as special mention (which consisted of one commercial loan and seven one-to-four-family home loans). The Bank had $9,000 of assets classified as substandard (which consisted of two consumer loans). Furthermore, the Bank had $400 of assets classified as doubtful or loss (which consisted of one consumer loans).

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition. At September 30, 1999, the Bank had one REO property with a fair value of $73,000.

         Allowance for Loan Losses. It is management's policy to provide for inherent losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions.

         The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses, as a ratio of total net loans was 0.84% at September 30, 1999.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required. Subsequent to year end there has been approximately $26,000 of loans recovered that had been written off during the year ended September 30, 1999.

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

                                                               At September 30,
                                             --------------------------------------------------------
                                                    1999                              1998
                                             -------------------------      -------------------------
                                                          Percent of                      Percent of
                                                           Loans to                         Loans to
                                             Amount       Total Loans        Amount       Total Loans
                                             ------       -----------        ------       -----------
                                                                 (Dollars in Thousands)
At end of period allocated to:
One-to four-family............                 $126           81.10%           $130           75.45%
Multi-family..................                    8            1.06              11            1.44
Commercial real estate........                   45            6.38              62           10.13
Construction..................                    4            1.56               2            1.08
Commercial....................                    7            0.83              12            0.66
Consumer......................                   59            9.07              68           11.24
                                                ---          ------             ---          ------
Total allowance...............                 $249          100.00%           $302          100.00%
                                                ===          ======           ======         ======


         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:



                                                      Year Ended September 30,
                                                      ------------------------
                                                          1999        1998
                                                          ----        ----
                                                       (Dollars in Thousands)
         Total loans outstanding ....................   $ 30,365    $ 30,699
                                                        ========    ========

         Allowance for loan losses (at beginning of
         period) ....................................   $    284    $    302
         Provision for loan losses ..................          6          18
         Net charge-offs (recoveries):
           One-to-four-family .......................          7           2
           Commercial real estate ...................       --          --
           Commercial ...............................         (1)        (37)
           Consumer .................................         35          (1)
                                                        --------    --------
             Net charge-offs ........................         41          36
                                                        --------    --------
         Allowance for loan losses (at end of period)
                                                        $    249    $    284
                                                        ========    ========
         Allowance for loan losses to total
           loans, net ...............................       0.82%       0.92%
                                                        ========    ========
         Net charge-offs  to loans receivable, net ..       0.14%       0.12%
                                                        ========    ========

Investment Activities

         General. Buffalo Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See also " -- Bank Regulation -- Federal Home Loan Bank System." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 1999, the Bank's investment portfolio policy allowed investments in only U.S. Treasury obligations, U.S. Agency securities, mortgage-backed securities, municipal securities, federally-insured certificates of deposit, federal funds, FHLMC stock and FHLB overnight and term deposits. Investment decisions are made by the Bank's Investment Committee, which is comprised of the three senior officers. Two of the three committee members must agree on all decisions. The Board of Directors may authorize additional investments.

         In 1997, the Board of Directors of the Company authorized the investment in quality mutual funds. At September 30, 1999, the Company had a total investment of $1.0 million, with dividends reinvested of $73,000, in three different mutual funds. The market value of these funds was $1.41 million at that date. The Board of Directors has established a maximum initial investment limit of $1.0 million in such funds. The mutual funds purchased by the Company invest in equity securities and accordingly, the mutual funds are subject to market risk including potential loss of principal.

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

         The Bank also purchases mortgage-backed securities issued by government agencies which are currently qualified under the Internal Revenue Code, as amended (the "Code") as Real Estate Mortgage Investment Conduit ("REMICs"). REMICs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the REMIC. Certain residual REMIC interests may be riskier than many regular REMIC interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

         At September 30, 1999, all of the Bank's investment in REMICs consisted of regular interests and did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residuals or interest-only and principal-only securities. The REMICs held by the Bank at September 30, 1999 consisted solely of fixed-rate tranches. The securities are backed by mortgages on one-to-four-family residential real estate and have contractual maturities up to 30 years. The securities are PACs (Planned Amortization Classes) and are designed to provide a specific principal and interest cash-flow.

         At September 30, 1999, the Bank had REMICs with an aggregate carrying amount (including discounts and premiums) of $692,000, of which none were privately issued.

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

                                                  At September 30,
                                                  ----------------
                                                  1999        1998
                                                  ----        ----
                                                  (In Thousands)

Investment securities held to maturity:
 U.S. Agency securities ......................   $  --     $   845
 Municipal securities ........................      --         572
 Mortgage-backed securities:
   GNMA ......................................      --         996
   FNMA ......................................      --         543
   FHLMC .....................................      --         982
                                                 -------   -------
   Total investment securities held
     to maturity .............................      --       3,938
                                                 -------   -------
Investment securities available for  sale: (1)
 U.S. Agency securities ......................    15,749    16,287
 Municipal securities ........................     2,033     1,085
 Mortgage-backed securities:
   GNMA ......................................     4,002     2,745
   FHLMC .....................................     3,949       872
   FNMA ......................................     2,472      --
   REMIC's ...................................       718     2,300
Investment in mutual funds(2) ................     1,073     1,032
                                                 -------   -------
   Total securities available for sale .......    29,996    24,321
                                                 -------   -------
Interest-bearing deposits ....................      --          99
FHLB stock ...................................       988       917
                                                 -------   -------
   Total .....................................   $30,984   $29,275
                                                 =======   =======

----------------
(1)  Amounts shown at amortized cost, but carried at fair value.
(2)  Includes three mutual funds held as available for sale.

         The following table sets forth information regarding the scheduled maturities, carrying value, market value and weighted average yields for the Bank's investment securities at September 30, 1999:

                                                                      As of September 30, 1999
                                  --------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                  One Year or Less  One to Five Years Five to Ten Years More than Ten Years  Investment Securities
                                  ----------------  ----------------- ----------------- -------------------  ---------------------
                                  Amortized Average Amortized Average Amortized Average Amortized Average Amortized Average   Market
                                    Cost    Yield     Cost    Yield     Cost    Yield     Cost    Yield     Cost    Yield    Value
                                    ----    -----     -----   ------    -----   ------    -----   ------    -----   ------   -----
                                                                       (Dollars in Thousands)
Investment securities
available for sale: (1)
U. S. Agency securities.......      $ 500     7.07% $ 5,200     6.39% $10,049    6.35%   $   --       --% $15,749     6.39% $15,146
Municipal securities (2)......         75     7.27      281     7.54      295     7.69    1,382     6.89    2,033     7.11    1,945
Mortgage-backed securities
and other pass-throughs.....
    GNMA                               --       --    1,878     6.54    2,124     6.75       --       --    4,002     6.65    3,939
    FHLMC                              --       --    1,668     6.52    2,281     6.77       --       --    3,949     6.66    3,891
    FNMA                               --       --      907     6.56    1,089     6.33      476     6.11    2,472     6.37    2,457
    REMIC's...................         --       --      303     6.80      415     6.50       --       --      718     6.63      692
                                    -----           -------           -------            ------           -------           -------
  Total.......................      $ 575     7.10% $10,237     6.50% $16,253     6.49%  $1,858     6.69% $28,923     6.52% $28,070
                                    =====           =======            ======            ======           =======           =======


(1)  Includes U.S. Agency securities and mortgage-backed securities but does not
     include   investment  in  mutual  funds  (See  -   "Investment   Securities
     Portfolio").
(2)  Calculated using tax equivalent yield

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

         Passbook savings, business checking, money market and NOW accounts constituted $12.79 million, or 37.33%, of the Bank's deposit portfolio at September 30, 1999. Certificates of deposit (or time deposits) constituted $21.47 million, or 62.67% of the deposit portfolio of which $7.67 million, or 22.39% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. As of September 30, 1999, the Bank had no brokered deposits.

         Time Deposits by Rate. The following table sets forth the time deposits in the Bank classified by interest rate as of the dates indicated.

                                                    At September 30,
                                                 -----------------------
                                                   1999          1998
                                                   ----          ----
                                                    (In Thousands)

Interest Rate
4.01 - 5.00%..............................         6,223         1,301
5.01 - 6.00%..............................        13,554        15,067
6.01 - 7.00%..............................         1,691         4,031
7.01 - 8.00%..............................            --            29
                                                 -------       -------
                           Total..........       $21,468       $20,428
                                                 =======       =======

         Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at September 30, 1999.


                                            Amount Due
               -----------------------------------------------------------------
                                                             After
               September 30, September 30,  September 30, September 30,
               ------------- -------------  ------------- -------------
Interest Rate       2000          2001          2002          2003         Total
-------------       ----          ----          ----          ----         -----
                                      (In Thousands)
4.01-5.00% ...   $ 5,895       $   328       $  --         $  --         $ 6,223
5.01-6.00% ...     9,262         2,468         1,125           699        13,554
6.01-7.00% ...       911           397           383          --           1,691
                 -------       -------       -------       -------       -------

         Total   $16,068       $ 3,193       $ 1,508       $   699       $21,468
                 =======       =======       =======       =======       =======

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                      Certificates
Maturity Period                                        of Deposit
---------------                                        ----------
                                                      (In Thousands)
Within three months........................              $ 1,896
More than three through six months.........                2,312
More than six through twelve months........                2,232
Over twelve months.........................                1,225
                                                         -------
   Total...................................              $ 7,665
                                                         =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated:

                                              Year Ended
                                             September 30,
                                       ------------------------
                                          1999           1998
                                          ----           ----
                                             (In Thousands)
Net increase (decrease)
  before interest credited ........     $  (205)        $ 1,868
Interest credited .................       1,549           1,539
                                        -------         -------
Net increase in savings deposits...     $ 1,344         $ 3,407
                                        =======         =======

         Borrowings. The Bank may obtain advances from the FHLB of Seattle to supplement its supply of lendable funds. Advances from the FHLB of Seattle are typically secured by a pledge of the Bank's stock in the FHLB of Seattle and a portion of the Bank's first mortgage loans and certain other assets. The Bank utilizes short-term FHLB advances primarily to fund loan originations and as a hedge against interest rates whereby funds from advances are invested in callable government agencies with terms to maturity of three to ten years. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1999, the Bank had $15.60 million of borrowings from the FHLB of Seattle that consisted of $4.40 million in fixed-rate advances with rates of 4.98% to 6.38%, and $11.20 million in putable advances with rates of 4.53% to 5.45%. FHLB advances have been utilized by the Bank to fund loan demand and to purchase investment securities. The Bank has used FHLB advances to fund the purchase of investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the rate earned on the investment securities and the rate paid on the FHLB advances.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                                          Year ended September 30,
                                                    -----------------------------------
                                                         1999                 1998
                                                    -------------         -------------
Short-term FHLB advances:
  Average balance outstanding                        $ 10,926,000         $ 15,413,000
  Maximum amount outstanding at any month-end
    during the period                                $ 12,000,000         $ 14,550,000
  Weighted average interest rate during the period           5.10%                5.61%
Total short-term borrowings at end of period         $ 11,000,000         $ 12,050,000

Personnel

         At September 30, 1999 the Bank had ten full-time and three part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Bank Regulation

         General. As a federally  chartered Savings  Association  Insurance Fund
(SAIF) insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (FDIC). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System").

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

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress could have a material adverse impact on the Company or the Bank and their operations.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe of unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Institutions primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits during 1996 and prior years. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

Effective, December 31, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately 0.657% of deposits held on march 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to 0.064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately 0.013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

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

         Set forth below is information regarding the Bank's regulatory capital at September 30, 1999.

                                                         Percent of
                                         Amount        Adjusted Assets
                                         ------        ---------------
                                               (In Thousands)
GAAP Capital                            $11,589
Tangible Capital:
Regulatory requirement                      948                1.50%
Actual capital                           12,151               19.22%
                                         ------               -----
  Excess                                 11,203               17.72%

Core Capital:
Regulatory requirement                    1,897                3.00%
Actual capital                           12,151               19.22%
                                         ------               -----
  Excess                                 10,254               16.22%

Risk-Based Capital:
Regulatory Requirement                    1,983                8.00%
Actual capital                           12,400               50.01%
                                         ------               -----
  Excess                                 10,417               42.01%

         Net Portfolio Value. In order to encourage associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Bank's quarterly reports to the OTS, the Bank receives a report which measures interest rate risk by modeling the change in the Net Portfolio Value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at September 30, 1999 and the Bank was not exempt from the rule, the Bank's level of interest rate risk would have caused it to be treated as an institution with greater than "normal" interest rate risk. This would have resulted in a reduction in the risk-based capital ratio from the September 30, 1999 calculation of 50.01% to 49.01%, which is in excess of the required minimum of 8.00%. Utilizing the NPV measurement concept, at September 30, 1999, this would have resulted in a $3.68 million, or 14.46% decrease in the Bank's NPV, assuming a 200 basis point increase in interest rates with no effect given to steps management may take to counter the effect of that interest rate movement.

         The following table is provided by the OTS and illustrates the change in NPV at September 30, 1999, based on OTS assumptions, that will occur in the event of an immediate change in interest rates with no effect given to any steps which management might take to counter the effect of that interest rate movement.

                                                                            Net Portfolio as % of
                                     Net Portfolio Value                  Portfolio Value of Assets
                       ---------------------------------------------   --------------------------------
    Basis Point ("bp")
    Change in Rates      $ Amount        $ Change(1)      % Change        NPV Ratio (2)       Change(3)
---------------------  ------------   ---------------  -------------   ------------------  ------------
                                           (Dollars in Thousands)
           300 bp          6,723           (5,429)            (45)             11.88%         (748)bp
           200 bp          8,476           (3,676)            (30)             14.46%         (489)bp
           100 bp         10,297           (1,855)            (15)             16.97%         (238)bp
             0 bp         12,152                                               19.36%
         (100) bp         13,901            1,748              14              21.45%          210 bp
         (200) bp         14,675            2,523              21              22.29%          293 bp
         (300) bp         15,488            3,336              27              23.14%          378 bp

-----------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV"). The Bank's PV is the estimated present value of total assets. The PV of the Bank as of September 30, 1999, assuming no changes in interest rates, was $62.79 million.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         Under the OTS interest rate risk capital rule, those institutions with greater than "normal" levels of interest rate risk will be subject to an interest rate risk component in calculating their risk-based capital ratio. An institution with a "normal" level of interest rate risk is defined as one whose "Measured Interest Rate Risk" is less than 2.0%.

         The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At September 30, 1999, the change in NPV as a percentage of portfolio value of total assets is negative 5.85%, which is greater than negative 2.0%, indicating that the Bank has a greater than "normal" level of interest rate risk. As mentioned earlier, the Bank is exempt from any additional capital requirements; however, had the Bank been subject to the IRR capital component, its IRR capital component at September 30, 1999 would be approximately $954,000.

                                                                 September 30, 1999          September 30, 1998
                                                              --------------------------  --------------------------

RISK MEASURES: 200 BP RATE SHOCK:
Pre-Shock NPV Ratio: NPV as % of PV of Assets.................          19.36%                      22.55%
Exposure Measure: Post-Shock NPV Ratio........................          14.46%                      18.53%
Sensitivity Measure: Change in NPV Ratio......................           (489)bp                     (402)bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of PV of Assets............................         (5.85)%                     (5.10)%
Interest Rate Risk Capital Component ($000) (1)...............             --                          --

--------------
(1) No amounts are shown on the interest rate risk capital component line because the Bank is exempt from the IRR capital component.

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

         Limitations  on  Dividends  and Other  Capital  Distributions.  The OTS
imposes  various   restrictions  or  requirements  on  the  ability  of  savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank after the conversion, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution an need only file a notice if the following condition are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution does not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks ("FHLBs"), FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1999, the Bank was in compliance with its QTL requirement with 84.30% of its assets invested in QTIs.

         Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital and collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis. There were no transactions with affiliates out of the ordinary course of business.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1999, the Bank's liquidity ratio was 63.93%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1999, the Bank had

$987,700 in FHLB stock, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 35% of a member's total assets and limiting total advances to a member. At September 30, 1999, this limit was approximately $24.27 million for the Bank.

         The FHLB's' are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended September 30, 1999, dividends paid by the FHLB of Seattle to the Bank totaled $71,000.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1999, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve System requires a reserve.

         Savings associations have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System. The Bank had no borrowings from the Federal Reserve System at September 30, 1999.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The OTS reported that Buffalo Federal had a "satisfactory record of meeting community credit needs," in its examination dated June 21, 1999.

Financial Services Modernization Bill

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

         Restriction on Repurchases of Stock. The Company has the authority to repurchase stock, subject to statutory and regulatory requirements. The Company must tender an offer to all stockholders, the repurchase would not cause the Bank to become "undercapitalized" within the meaning of the OTS prompt correction action regulation and the Company provides to the Regional Director of the OTS no later than ten days prior to the commencement of a repurchase program written notice containing a full description of the program to be undertaken and such program is not disapproved by the Regional Director.

         Federal Securities Law. The Company's common stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the office owned by the Bank. The Bank owns and operates from its office located at 106 Fort Street, Buffalo, Wyoming 82834. The Bank has a total investment in office property and equipment of $1,014,000 with a net book value of $544,000 at September 30, 1999.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 (the "Annual Report"), is incorporated herein by reference.

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

                  3.1      Articles of Incorporation of Crazy Woman Creek Bancorp Incorporated*

                  3.2      Bylaws of Crazy Woman Creek Bancorp Incorporated*

                  10.1     Form of Employment Contract with Crazy Woman Creek Bancorp Incorporated*

                  10.2     Stock Option Plan**

                  10.3     Management Stock Bonus Plan**

                  11       Statement  regarding  computation  of  earnings  per share (see Notes 1 and 12 to the
                           Notes to  Consolidated Financial Statements in the Annual Report)

                  13       Annual  Report to  Stockholders  for the fiscal  year ended September 30, 1999.

                  21       Subsidiaries of the Registrant  (See "Item 1.  Business of the Company" and "--Business of the Bank".)

                  23       Consent of Independent Auditors.

                  27       Financial Data Schedule (in electronic filing only)

(b)               Reports on Form 8-K.

                  None.

------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (33-80557) declared effective by the Commission on February 12, 1996.
** Incorporated by reference to the Registrant's Proxy Statement filed with the Commission on December 27, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    CRAZY WOMAN CREEK BANCORP INCORPORATED



                                    By: /s/ Deane D. Bjerke
                                        ----------------------------------------
                                        Deane D. Bjerke
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


         In accordance with the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/Deane D. Bjerke                                   /s/John B. Snyder
-------------------------------------------          --------------------------------------------
Deane D. Bjerke                                      John B. Snyder
President and Chief Executive Officer                Vice President and Chief Financial Officer
(Principal Executive Officer)                        (Principal Financial and Accounting Officer)
Dated:  December 27, 1999                            Dated:  December 27, 1999


/s/Richard Reimann                                   /s/Douglas D. Osborn
-------------------------------------------          --------------------------------------------
Richard Reimann                                      Douglas D. Osborn
Chairman of the Board                                Director
Dated:  December 27, 1999                            Dated:  December 27, 1999


                                                     /s/Thomas J. Berry
-------------------------------------------          --------------------------------------------
Greg L. Goddard                                      Thomas J. Berry
Director                                             Director
Dated:  December 27, 1999                            Dated:  December 27, 1999


/s/Sandra K. Todd
-------------------------------------------
Sandra K. Todd
Director
Dated:  December 27, 1999