Form 10QSB
period 1999-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 2000-02-07
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
             -------------------------------------------------------
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


                                 (307) 684-5591
                                -----------------
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

         Class:   Common Stock, par value $.10 per share
         Outstanding at February 7, 2000:  820,608

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                ---     ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements

                       Consolidated Condensed Statements of Financial Condition at December 31,
                       1999 (unaudited) and September 30, 1999 (unaudited)                               1

                       Consolidated Condensed Statements of Income for the three months ended
                       December 31, 1999 and 1998 (unaudited)                                            2

                       Consolidated Condensed Statements of Stockholders' Equity and
                       Comprehensive Income for the three months ended December 31, 1999 and             3
                       1998 (unaudited)

                       Consolidated Condensed Statements of Cash Flows for the three months
                       ended December 31, 1999 and 1998 (unaudited)                                      4

                       Notes to Consolidated Condensed Financial Statements                              5

Item 2.                Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                     7

PART II.               OTHER INFORMATION
                       -----------------

Item 1.                Legal Proceedings                                                                13
Item 2.                Changes in Securities and use of proceeds                                        13
Item 3.                Defaults upon Senior Securities                                                  13
Item 4.                Submission of Matters to a Vote of Security Holders                              13
Item 5.                Other Information                                                                13
Item 6.                Exhibits and Reports on Form 8-K                                                 13

SIGNATURES


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                                         December 31,           September 30,
                                                                                             1999                    1999
                                                                                       ------------------     -------------------
                                                                                          (In thousands, except share and per
Assets                                                                                           share data)
------
Cash and cash equivalents                                                                   $ 1,287                 $ 2,189
Investment and mortgage-backed securities available-for-sale                                 29,900                  29,479
Stock in Federal Home Loan Bank of Seattle, at cost                                           1,006                     988
Loans receivable, net                                                                        29,697                  29,727
Accrued interest receivable                                                                     513                     522
Premises and equipment, net                                                                     541                     544
Real estate owned                                                                                --                      73
Deferred income taxes                                                                           122                      62
Other assets                                                                                     41                      77
                                                                                  ------------------     -------------------
    Total assets                                                                            $63,107                 $63,661
                                                                                  ==================     ===================
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                                  $34,392                 $34,257
  Advances from Federal Home Loan Bank                                                       14,950                  15,600
  Advances from borrowers for taxes and insurance                                                19                      69
  Income taxes payable                                                                           70                       7
  Dividends payable                                                                             104                     104
  Accrued expenses and other liabilities                                                        255                     268
                                                                                  ------------------     -------------------
    Total liabilities                                                                        49,790                  50,305
                                                                                  ------------------     -------------------
Stockholders' equity:
  Preferred stock, par value $.10 per share, 2,000,000 shares
     authorized; none issued and outstanding                                                     --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued                                                               106                     106
  Additional paid-in surplus                                                                 10,096                  10,096
  Unearned ESOP/MSBP shares                                                                    (553)                   (577)
  Retained earnings, substantially restricted                                                 7,150                   7,080
  Accumulated other comprehensive income (loss)                                                (474)                   (341)
  Treasury stock at cost, 173,466 shares at December 31, 1999
     and September 30, 1999                                                                  (3,008)                 (3,008)
                                                                                  ------------------     -------------------
    Total stockholders' equity                                                               13,317                  13,356
                                                                                  ------------------     -------------------
    Total liabilities and stockholders' equity                                              $63,107                 $63,661
                                                                                  ==================     ===================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                December 31,
                                                                              --------------------------------------------------
                                                                                     1999                      1998
                                                                              --------------------      --------------------
                                                                           (Dollars in thousands except per share data)
Interest Income:
  Loans receivable                                                                      $572                      $613
  Mortgage-backed securities                                                             182                       138
  Investment securities                                                                  301                       311
  Other                                                                                   32                        27
                                                                         --------------------      --------------------
     Total interest income                                                             1,087                     1,089
Interest expense:
  Deposits                                                                               427                       403
  Advances from Federal Home Loan Bank                                                   206                       202
                                                                                                   --------------------
                                                                         --------------------
     Total interest expense                                                              633                       605
                                                                         --------------------      --------------------
     Net interest income                                                                 454                       484
Provision for loan losses                                                                 --                         6
                                                                                                   --------------------
                                                                         --------------------
     Net interest income after provision for loan losses                                 454                       478
                                                                         --------------------      --------------------
Non-interest income:
  Customer service charges                                                                15                        10
  Other operating income                                                                   9                        16
                                                                         --------------------      --------------------
     Total non-interest income                                                            24                        26
                                                                         --------------------      --------------------
Non-interest expense:
  Compensation and benefits                                                              128                       128
  Occupancy and equipment                                                                 18                        21
  FDIC/SAIF deposit insurance premiums                                                     4                         4
  Advertising                                                                             13                         9
  Data processing services                                                                27                        27
  Professional fees                                                                       13                        15
  Other                                                                                   38                        38
                                                                                                   --------------------
                                                                         --------------------
     Total non-interest expense                                                          241                       242
                                                                         --------------------      --------------------
     Income before income taxes                                                          237                       262
Income tax expense                                                                        70                        80
                                                                         --------------------      --------------------
     Net income                                                                         $167                      $182
                                                                         ====================      ====================

Dividends declared per common share                                                   $ 0.12                    $ 0.10
                                                                         ====================      ====================
Basic earnings per common share                                                       $ 0.20                    $ 0.21
                                                                         ====================      ====================
Diluted earnings per common share                                                     $ 0.20                    $ 0.21
                                                                         ====================      ====================

See notes to consolidated condensed financial statements.

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
               AND SUBSIDIARY Consolidated Condensed Statements of
                  Stockholders' Equity and Comprehensive Income
                  Three months ended December 31, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Unearned                              Accumulated
                                                      Additional   ESOP/                                   other          Total
                                              Common    paid-in      MSBP         Retained   Treasury   comprehensive  stockholders'
                                              stock     capital     shares        earnings    stock     income (loss)      equity
                                            ---------- ----------- ------------------------- ---------- -------------- -------------
Balances at September 30, 1998                 $106     $10,083     $ (671)        $6,737    $(2,427)        $  208        $14,036
Comprehensive income:
  Net income                                     --          --         --            182         --             --            182
  Unrealized gains on securities
    available-for-sale, net of
    reclassification adjustment                  --          --         --             --         --             64             64
                                                                                                                       -------------
      Total comprehensive income                                                                                               246
ESOP shares committed to be released             --           4         12             --         --             --             16
MSBP shares vested                               --          --         12             --         --             --             12
Cash dividends declared ($.10 per share)         --          --         --            (85)        --             --            (85)
                                            ---------- ----------- ------------------------- ---------- -------------- -------------
Balances at December 31, 1998                  $106     $10,087     $ (647)        $6,834     (2,427)        $  272        $14,225
                                            ========== =========== ========================= ========== ============== =============

Balances at September 30, 1999                 $106     $10,096     $ (577)        $7,080     (3,008)        $ (341)       $13,356
Comprehensive income:
  Net income                                     --          --         --            167         --                           167
  Unrealized losses on securities
    available-for-sale, net                      --          --         --             --         --           (133)          (133)
                                                                                                                       -------------
      Total comprehensive income                                                                                                34
Tax benefit from stock related compensation      --          (2)        --             --         --             --             (2)
ESOP shares committed to be released             --           2         12             --         --             --             14
MSBP shares vested                               --          --         12             --         --             --             12
Cash dividends declared ($.12 per share)         --          --         --            (97)        --             --            (97)
                                            ---------- ----------- ------------------------- ---------- -------------- -------------
Balances at December 31, 1999                  $106     $10,096      $(553)        $7,150    $(3,008)        $ (474)       $13,317
                                            ========== =========== ========================= ========== ============== =============

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 Three months Ended
                                                                     December 31,
                                                                 ---------------------
                                                                    1999       1998
                                                                 ----------  ---------
                                                                       (In thousands)
Cash flows from operating activities:
  Net income                                                      $   167    $   182
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                        --            6
    Amortization of premiums and discounts on
      securities available-for-sale                                     3          5
    Federal Home Loan Bank stock dividends                            (18)       (18)
    Depreciation                                                        9          8
    Dividends reinvested                                              (25)       (26)
    Deferred loan origination fees, net                                (2)        13
    Loss on sale of other real estate owned                             2       --
    ESOP shares committed to be released                               14         16
    MSBP deferred compensation                                         12         12
Change in:
        Accrued interest receivable                                     9         38
        Income taxes                                                   61         81
        Other assets                                                   36         23
        Deferred income taxes                                           8       --
        Accrued expenses and other liabilities                        (13)        33
                                                                  -------    -------
           Net cash provided by operating activities                  263        372
                                                                  -------    -------

Cash flows from investing activities:
  Purchases of securities available-for-sale                       (1,190)    (6,545)
  Maturities and calls of securities available-for-sale               590      6,075
  Origination of loans receivable                                  (1,856)    (3,349)
  Repayment of principal on loans receivable                        1,961      2,834
  Purchase of premises and equipment                                   (6)      --
  Proceeds from sale of other real estate owned                        (2)      --
                                                                  -------    -------
    Net cash used in investing activities                            (503)      (985)
                                                                  -------    -------

Cash flows from financing activities:
  Net change in deposits                                              135       (153)
  Advances from Federal Home Loan Bank                              4,600      4,250
  Repayment of advances from Federal Home Loan Bank                (5,250)    (3,800)
  Net change in advances from borrowers for taxes and insurance       (50)       (47)
  Dividends paid to stockholders                                      (97)       (85)
                                                                  -------    -------
    Net cash provided by (used in) financing activities              (662)       165
                                                                  -------    -------

Net change in cash and cash equivalents                              (902)      (448)
Cash and cash equivalents at beginning of period                    2,189      1,562
                                                                  -------    -------
Cash and cash equivalents at end of period                        $ 1,287    $ 1,114
                                                                  =======    =======

Cash paid during period for:
  Interest                                                        $   593    $   595
  Income taxes                                                       --         --
                                                                  =======    =======

See notes to consolidated condensed financial statements

              Notes to Consolidated Condensed Financial Statements

                                December 31, 1999

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report of Crazy Woman Creek Bancorp Incorporated (the "Company") for the year ended September 30, 1999.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  FINANCIAL SERVICES MODERNIZATION BILL

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

              Notes to Consolidated Condensed Financial Statements

                                December 31, 1999

                                                                            Three Months Ended
                                                                               December 31,
                                                               ---------------------------------------------
                                                                      1999                     1998
                                                               --------------------     --------------------
                                                                               (In thousands)
Unrealized and realized holding gains (losses) arising
    during the period, net of income tax expense (benefit)                   (133)                        9
    of $ (68) and $ 5 for the three months ended December
    31, 1999 and 1998, respectively
Effect of adoption of SFAS No. 133, net of income tax                          --                        55
    expense of $ 28
                                                               --------------------     --------------------
        Net change in unrealized gain (loss) on
           available-for-sale investment securities                          (133)                       64
                                                               ====================     ====================

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unvested management stock bonus plan (MSBP) and unallocated and not yet committed to be released Employee Stock Ownership Plan (ESOP) shares. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

                                                                   For the three months ended December 31, 1999
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                        $ 167,000            829,990        $ 0.20
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --                301
  Incremental shares related to MSBP                                        --                 --
                                                             -----------------  -----------------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                $   167,000            830,291        $ 0.20
                                                                    ==========  ===       =======          ====


                                                                   For the three months ended December 31, 1998
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                         $182,000            870,297        $ 0.21
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --              7,316
  Incremental shares related to MSBP                                        --                786
                                                             -----------------  -----------------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                $   182,000            878,399        $ 0.21
                                                             =================  =================          ====


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

FINANCIAL CONDITION
-------------------

At December 31, 1999, assets totaled $63.11 million compared to total assets of $63.66 million at September 30, 1999. Cash and cash equivalents decreased by $902,000 due to the payoff of FHLB advances. Investments securities available-for-sale increased $421,000. Other real estate owned decreased $73,000 from the sale of repossessed properties. Deposits increased by $135,000 from $34.26 million at September 30, 1999 to $34.39 million at December 31, 1999 primarily as a result of new jumbo certificates of $586,000 and a decrease in other certificates and retirement accounts. Advances from the FHLB decreased by $650,000 to $14.95 million at December 31, 1999.

At December 31, 1999, stockholders' equity totaled $13.32 million or 21.10% of total assets compared to $13.36 million or 20.98% of total assets at September 30, 1999. The decrease in stockholders' equity was primarily cash dividends declared of $97,000 and a decrease of $133,000 in the market value of investment securities available-for-sale, which more than offset current period earnings of $167,000.

On January 20, 2000, the Company announced the adoption of a stock repurchase program. Any shares repurchased will decrease stockholders' equity. See also "Part II Other Information - Item 5 Other Information."

ASSET QUALITY
-------------

Non-performing assets totaled $58,000 at December 31, 1999, or 0.09% of total assets. This compares to $141,000 at September 30, 1999 or 0.22% of total assets. Non-performing loans at December 31, 1999 were comprised of four consumer loans and one mortgage loan.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended December 31, 1999 and 1998.
------------------------------------------------------------

Net Income.  Net income for the three  months  ended  December  31, 1999 totaled
----------
$167,000 compared to $182,000 for the three months ended December 31, 1998. Net income was lower in 1999 than in 1998 primarily due to a $30,000 decrease in net interest income and a $6,000 decrease in the provision for loan losses. Federal tax expense was $10,000 lower in 1999 than in 1998 primarily due to reduced earnings.

Interest Income.  For the three months ended December 31, 1999,  interest income
---------------
totaled $1.087 million compared to $1.089 million for the three months ended December 31, 1998. An increase in the volume of average earning assets from $60.85 million for the three months ended December 31, 1998 to $61.97 million for the same period in 1999 caused interest income to increase by $12,000. A decrease was experienced in the yield on average earning assets from 7.16% for the three months ended December 31, 1998 to 7.02% for the three months ended December 31, 1999, which attributed to a $14,000 decrease in interest income.

Interest Expense.  Total interest expense increased by $28,000 from $605,000 for
----------------
the three months ended December 31, 1998 to $633,000 for the same period in 1999. This was primarily a result of an increase in the volume of average interest-bearing liabilities.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The cost of average interest-bearing deposits increased slightly from 4.98% for the three months ended December 31, 1998 to 4.99% for the three months ended December 31, 1999, which caused interest expense for deposits to increase by $1,000. An increase in the volume of average interest-bearing deposits from $32.35 million for the three months ended December 31, 1998 to $34.25 million for the three months ended December 31, 1999, resulted in a $23,000 increase in interest expense for deposits.

The cost of average interest-bearing advances from the FHLB decreased from 5.69% for the three months ended December 31, 1998 to 5.35% for the same period in 1999. This decrease in the cost of average interest-bearing advances caused a $12,000 decrease in interest expense. Average interest-bearing advances increased from $14.20 million for the three month period ended December 31, 1998 to $15.41 million for the three month period ended December 31, 1999, resulting in a $17,000 increase in interest expense for advances.

Net Interest Income.  Net interest income decreased by $30,000 from $484,000 for
-------------------
the three months ended December 31, 1998 to $454,000 for the three months ended December 31, 1999. The decrease in net interest income was primarily caused by the increase in the volume of interest-bearing liabilities. The increase in average interest-bearing liabilities was $1.99 million greater than the $1.12 million of growth in average interest-earning assets as evidenced by the slight decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 130.72% in 1998 to 124.79% in 1999. The increase in interest-bearing liabilities was the major factor for the decrease in net interest income.

Net interest margin declined from 3.18% for the three months ended December 31, 1998 to 2.93% for the three months ended December 31, 1999. The decrease in net interest margin was primarily caused by the disproportionate increase in interest-bearing liabilities over interest-earning assets. Continued increases in market rates of interest could have a negative impact on the Company's net interest margin

Provisions  for Loan Losses.  The Company  recorded a $6,000  provision for loan
---------------------------
losses for the three months ended December 31, 1998; no provision was recorded during the three months ended December 31, 1999. There were no loan charge-offs for the three months ended December 31, 1999, while recoveries totaled $28,000. In 1998, there was $5,000 of loan charge-offs while recoveries totaled $3,000.

Total Non-interest  Income.  Total non-interest  income decreased by $2,000 from
--------------------------
$26,000 for the three months ended December 31, 1998 to $24,000 for the three months ended December 31, 1999 primarily due to a decrease in other operating income offset by an increase in fees generated from service charges.

Total Non-interest Expense.  Total non-interest expense decreased by $1,000 from
--------------------------
$242,000 for the three months ended December 31, 1998 to $241,000 for the three months ended December 31, 1999. There were slight decreases in occupancy and equipment and professional fees, while there was a slight increase in advertising. There were no significant changes in the other components of non-interest expense.

Provision  for Income  Taxes.  The effective tax rate for the three months ended
----------------------------
December 31, 1999 and 1998 was 29.54% and 30.53%, respectively. The effective tax rate decreased slightly due to decreased net interest income offset with non-taxable income remaining the same for the periods reported.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

YEAR 2000
---------

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not by any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors with respect to Year 2000 problems they may encounter as those issues may effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

The expectations of the Company contained in this section of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance.  The following table presents the Bank's compliance with its
------------------
regulatory capital requirements:


                                                      At December 31, 1999
                                                    ----------------------------
                                                                    Percentage
                                                       Amount       of Assets
                                                    ----------    --------------
                                                       (Dollars in thousands)
GAAP Capital.................................        $ 11,374

Tangible capital.............................        $ 12,206        19.40%
Tangible capital requirement.................             941         1.50%
                                                     --------         ----
Excess.......................................        $ 11,265        17.90%
                                                     ========        =====

Core capital.................................        $ 12,206        19.40%
Core capital requirements....................           1,885         3.00%
                                                        -----         ----
Excess.......................................        $ 10,321        16.40%
                                                     ========        =====

Total risk-based capital (1).................        $ 12,483        50.60%
Total risk-based capital requirement (1).....           1,973         8.00%
                                                     --------        -----
Excess (1)...................................        $ 10,510        42.60%
                                                     ========        =====

1)  Based on risk-weighted assets of $24,671

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

The Bank, before and after any proposed capital distributions must meet or exceed all capital requirements, may make capital distributions with prior notice to the Office of Thrift Supervision during any calendar year up to a total of current year net income and the preceding two years net income less dividends paid during the previous two years. The Bank currently exceeds all capital requirements and has been assessed as "well-capitalized" under the regulatory guidelines.

Liquidity.  The Bank's  liquidity is a measure of its ability to fund loans, pay
---------
withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of December 31, 1999 such borrowed funds totaled $14.95 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 64.62% and 61.17% at December 31, 1999 and 1998, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 31, 2000 is approximately $15.81 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At December 31, 1999, the Bank had loan commitments outstanding of $634,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments. The Company's primary source of liquidity on a stand alone basis is dividends from the Bank. As indicated above under Capital Compliance, dividends paid by the Bank are subject to regulatory restrictions.

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

KEY OPERATING RATIOS
--------------------

                                                                             Three Months Ended
                                                                                December 31,
                                                                ---------------------------------------------
                                                                     1999 (1)                  1998(1)
                                                                --------------------     --------------------
                                                                  (Dollars in thousands, except per share
                                                                             data) (Unaudited)

Return on average assets                                                      1.04%                    1.10%
Return on average equity                                                      4.97%                    4.95%
Interest rate spread                                                          1.91%                    1.96%
Net interest margin                                                           2.93%                    3.18%
Non-interest expense to average assets                                        1.51%                    1.56%
Net charge-offs (recoveries) to average outstanding loans
                                                                              0.09%                    0.01%

                                                                  At December 31,         At September 30,
                                                                       1999                     1999
                                                                --------------------     --------------------
Nonaccrual and 90 days past due loans                                          $ 58                     $ 68
Repossessed real estate, held under judgment                                     --                       73
                                                                --------------------     --------------------
    Total nonperforming assets                                                   58                      141
                                                                ====================     ====================

Allowance for loan losses to nonperforming assets                            474.35%                  128.32%
Nonperforming loans to total loans                                             0.93%                    0.84%
Nonperforming assets to total assets                                           0.09%                    0.22%
Book value per share (2)                                                     $15.42                   $15.46

----------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of December 31, 1999 and September 30, 1999 were 863,798. These include shares purchased by the ESOP and MSBP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1999. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 5.  Other Information
         -----------------

         The Company announced that the board of directors has authorized the repurchase up to 43,190 shares (5%) of the Corporation's common stock. The Company has repurchased 194,202 shares of its common stock since Buffalo Federal's mutual-to-stock conversion in March 1996.

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


                                CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February, 7, 2000         By: /s/ Deane D. Bjerke
                                    --------------------------------------------
                                    Deane D. Bjerke
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: February 7, 2000          By: /s/ John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)