Form 10QSB
period 2000-03-31
CRAZY WOMAN CREEK BANCORP INC
filed 2000-05-10
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 5, 2000:  841,344

Transitional Small Business Disclosure Format (check one): Yes       No X
                                                              ---      ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                         Page
                                                                                         ----
PART I   FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements (unaudited)

         Consolidated Condensed Statements of Financial Condition at March 31,
         2000 and September 30, 1999                                                       1

         Consolidated Condensed Statements of Income for the three and six months
         ended March 31, 2000 and 1999                                                     2

         Consolidated Condensed Statements of Stockholders' Equity and
         Comprehensive Income for the six months ended March 31, 2000 and 1999             3

         Consolidated Condensed Statements of Cash Flows for the six months ended
         March 31, 2000 and 1999                                                           4

         Notes to Consolidated Condensed Financial Statements                              5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                     8


PART II. OTHER INFORMATION
        ------------------

Item 1.  Legal Proceedings                                                                16

Item 2.  Changes in Securities and Use of Proceeds                                        16

Item 3.  Defaults upon Senior Securities                                                  16

Item 4.  Submission of Matters to a Vote of Security Holders                              16

Item 5.  Other Information                                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                 17


SIGNATURES



              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                                            March 31,          September 30,
                                                                                              2000                 1999
                                                                                      ---------------          -------------
                                                                                                   (In thousands)
Assets
------
Cash and cash equivalents                                                                   $ 1,508                 $ 2,189
Investment and mortgage-backed securities available-for-sale                                 30,000                  29,479
Stock in Federal Home Loan Bank of Seattle, at cost                                           1,022                     988
Loans receivable, net                                                                        29,893                  29,727
Accrued interest receivable                                                                     542                     522
Premises and equipment, net                                                                     532                     544
Real estate owned                                                                                --                      73
Deferred income taxes                                                                           127                      62
Other assets                                                                                     39                      77
                                                                                  ------------------     -------------------
    Total assets                                                                            $63,663                 $63,661
                                                                                  ==================     ===================
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                                  $34,234                 $34,257
  Advances from Federal Home Loan Bank                                                       16,050                  15,600
  Advances from borrowers for taxes and insurance                                                36                      69
  Income taxes payable                                                                           83                       7
  Dividends payable                                                                              98                     104
  Accrued expenses and other liabilities                                                        218                     268
                                                                                  ------------------     -------------------
    Total liabilities                                                                        50,719                  50,305
                                                                                  ------------------     -------------------
Stockholders' equity:
  Preferred stock, par value $.10 per share, 2,000,000 shares
     authorized; none issued and outstanding                                                     --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued                                                               106                     106
  Additional paid-in surplus                                                                 10,098                  10,096
  Unearned ESOP/MSBP shares                                                                   (530)                   (577)
  Retained earnings, substantially restricted                                                 7,214                   7,080
  Accumulated other comprehensive loss                                                        (461)                   (341)
  Treasury stock at cost, 216,656 and 173,466 shares at March 31,
     2000 and September 30, 1999, respectively                                              (3,483)                 (3,008)
                                                                                  ------------------     -------------------
    Total stockholders' equity                                                               12,944                  13,356
                                                                                  ------------------     -------------------
    Total liabilities and stockholders' equity                                              $63,663                 $63,661
                                                                                  ==================     ===================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                                         March 31,                          March 31,
                                                               -------------------------------    -------------------------------
                                                                   2000              1999             2000              1999
                                                               -------------     -------------    -------------     -------------
                                                                         (Dollars in thousands except per share data)
Interest Income:
  Loans receivable                                                     $580              $607           $1,157            $1,231
  Mortgage-backed securities                                            194               148              376               286
  Investment securities                                                 277               297              578               608
  Other                                                                  25                26               57                53
                                                               -------------     -------------    -------------     -------------
     Total interest income                                            1,076             1,078            2,168             2,178
Interest expense:
  Deposits                                                              390               396              817               799
  Advances from Federal Home Loan Bank                                  216               195              422               397
                                                               -------------     -------------    -------------     -------------
     Total interest expense                                             606               591            1,239             1,196
                                                               -------------     -------------    -------------     -------------
     Net interest income                                                470               487              929               982
Provision for loan losses                                                --                --               --                 6
                                                               -------------     -------------    -------------     -------------
     Net interest income after provision for loan losses                470               487              929               976
                                                               -------------     -------------    -------------     -------------
Non-interest income:
  Customer service charges                                               15                12               30                20
  Other operating income                                                  8                 3               12                 8
                                                               -------------     -------------    -------------     -------------
     Total non-interest income                                           23                13               42                28
                                                               -------------     -------------    -------------     -------------
Non-interest expense:
  Compensation and benefits                                             132               135              260               263
  Occupancy and equipment                                                18                23               36                44
  FDIC/SAIF deposit insurance premiums                                    2                 5                6                 9
  Advertising                                                             8                10               21                19
  Data processing services                                               27                26               54                53
  Professional fees                                                      20                24               33                39
  Other                                                                  60                45               98                83
                                                               -------------     -------------    -------------     -------------
     Total non-interest expense                                         267               268              508               510
                                                               -------------     -------------    -------------     -------------
     Income before income taxes                                         226               232              463               494
Income tax expense                                                       72                70              142               150
                                                               -------------     -------------    -------------     -------------
     Net income                                                        $154              $162            $ 321             $ 344
                                                               =============     =============    =============     =============

Dividends declared per common share                                  $ 0.12            $ 0.10           $ 0.24            $ 0.20
                                                               =============     =============    =============     =============
Basic earnings per common share                                      $ 0.19            $ 0.19           $ 0.39            $ 0.40
                                                               =============     =============    =============     =============
Diluted earnings per common share                                    $ 0.19            $ 0.19           $ 0.39            $ 0.39
                                                               =============     =============    =============     =============

See notes to consolidated condensed financial statements.

                             CRAZY WOMAN CREEK BANCORP INCORPORATED AND
                   SUBSIDIARY Consolidated Condensed Statements of Stockholders'
                                   Equity and Comprehensive Income
                              Six months ended March 31, 2000 and 1999
                                             (Unaudited)
                            (Dollars in thousands, except per share data)

                                                                                            Accumulated
                                                                 Unearned                      other
                                                   Additional      ESOP/                    comprehensive                     Total
                                       Common         paid-in       MSBP         Retained   income (loss)  Treasury   stockholders'
                                       stock          capital      shares        earnings                   stock        equity
                                       --------- --------------- ------------  ------------ ------------- ----------- -------------
  Balances at September 30, 1998         $106         $10,083      $ (671)        $6,737        $  208    $ (2,427)      $14,036
  Comprehensive income:
    Net income                             --              --          --            344            --          --           344
    Unrealized loss on securities
      available-for-sale, net of
      reeclassification adjustment         --              --          --             --          (135)         --          (135)
      adjustment
    Effect of change in classification
       of investment securities            --              --          --             --            55          --            55
                                                                                                                      -------------
        Total comprehensive income                                                                                           264
  Tax benefit from stock related
    compensation                           --               1          --             --            --          --             1
  ESOP shares committed to be released     --               7          23             --            --          --            30
  MSBP shares vested                       --              --          24             --            --          --            24
  Cash dividends declared
    ($.20 per share)                       --              --          --           (169)           --          --          (169)
                                       --------- --------------- ------------  ------------ ------------ ------------ -------------
  Balances at March 31, 1999             $106         $10,091      $ (624)        $6,912       $   128    $ (2,427)      $14,186
                                       ========= =============== ============  ============ ============ ============ =============

  Balances at September 30, 1999         $106         $10,096      $ (577)        $7,080       $  (341)   $ (3,008)      $13,356
  Comprehensive income:
    Net income                             --              --          --            321                        --           321
    Unrealized losses on securities
      available-for-sale, net of
      reclassification adjustment          --              --          --             --          (120)         --          (120)
                                                                                                                      -------------
        Total comprehensive income                                                                                           201
  Repurchase of 43,190 shares
    of common stock                        --              --          --             --            --        (475)         (475)
  ESOP shares committed to be released     --               2          23             --            --          --            25
  MSBP shares vested                       --              --          24             --            --          --            24
  Cash dividends declared
    ($.24 per share)                       --              --          --           (187)           --          --          (187)
                                       --------- --------------- ------------  ------------ ------------ ------------ -------------
  Balances at March 31, 2000             $106         $10,098      $ (530)        $7,214       $  (461)   $ (3,483)      $12,942
                                       ========= =============== ============  ============ ============ ============ =============


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          March 31,
                                                                                              ----------------------------------
                                                                                                   2000               1999
                                                                                              ----------------   ---------------
                                                                                                         (In thousands)
Cash flows from operating activities:
  Net income                                                                                           $ 321              $ 344
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                             --                  6
    Amortization of premiums and discounts on securities available-for-sale                               (1)                12
    Federal Home Loan Bank stock dividends                                                               (34)               (36)
    Depreciation                                                                                          18                 18
    Loss on sale of foreclosed real estate                                                                 2                 --
    Dividends reinvested                                                                                 (28)               (35)
    Deferred loan origination fees, net                                                                  (11)                23
    ESOP shares committed to be released                                                                  25                 30
    MSBP deferred compensation                                                                            24                 24
Change in:
        Accrued interest receivable                                                                      (20)               (42)
        Income taxes                                                                                      76                 20
        Other assets                                                                                      38                 12
        Deferred income taxes                                                                             (3)                --
        Accrued expenses and other liabilities                                                           (50)               247
                                                                                              ---------------    ---------------
           Net cash provided by operating activities                                                     357                623
                                                                                              ---------------    ---------------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                                          (1,669)           (10,502)
  Maturities and calls of securities available-for-sale                                                  995              8,708
  Origination of loans receivable                                                                     (3,728)            (5,985)
  Repayment of principal on loans receivable                                                           3,646              5,215
  Purchase of premises and equipment                                                                      (6)                (5)
  Proceeds from sale of foreclosed real estate                                                            (2)                --
                                                                                              ---------------    ---------------
    Net cash used in investing activities                                                               (764)            (2,569)
                                                                                              ---------------    ---------------

Cash flows from financing activities:
  Net change in deposits                                                                                 (23)              (462)
  Advances from Federal Home Loan Bank                                                                13,800             15,250
  Repayment of advances from Federal Home Loan Bank                                                  (13,350)           (13,400)
  Net change in advances from borrowers for taxes and insurance                                          (33)               (27)
  Repurchase of common stock                                                                            (475)                --
  Dividends paid to stockholders                                                                        (193)              (169)
                                                                                              ---------------    ---------------
    Net cash provided by (used in) financing activities                                                 (274)             1,192
                                                                                              ---------------    ---------------
Net decrease in cash and cash equivalents                                                               (681)              (754)
Cash and cash equivalents at beginning of period                                                       2,189              1,562
                                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                                           $ 1,508             $  808
                                                                                              ===============    ===============

Cash paid during period for:
   Interest                                                                                          $ 1,237            $ 1,213
   Income taxes                                                                                           69                131
                                                                                              ===============    ===============

See notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements

                                 March 31, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report of Crazy Woman Creek Bancorp Incorporated (the "Company") for the Year Ended September 30, 1999.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended March 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  FINANCIAL SERVICES MODERNIZATION BILL

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permitted qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

NOTE 3:  COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities. Because of interest rate volatility, the Company's accumulated comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. The majority of the unrealized loss resulted from the Company's investment in U.S. Agency bonds. The following schedule reflects the net change in the unrealized holding losses:

              Notes to Consolidated Condensed Financial Statements

                                 March 31, 2000

                                                                             Six Months Ended
                                                                                March 31,
                                                               ---------------------------------------------
                                                                      2000                     1999
                                                               --------------------     --------------------
                                                                              (In thousands)
Unrealized and realized holding losses arising during the
    period, net of income tax benefit of $ (67) and $(70)                     (120)                    (135)
    for the six months ended March 31, 2000 and 1999,
    respectively
Effect of adoption of SFAS No. 133, net of income tax                           --                       55
    expense of $ 28
                                                               --------------------     --------------------
        Net change in unrealized loss on available-for-sale
           investment securities                                              (120)                     (80)
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

                                                                    For the three months ended March 31, 2000
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                         $154,000            802,532        $ 0.19
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --                 --
  Incremental shares related to MSBP                                        --                 --
                                                                     ---------            -------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                   $154,000            802,532        $ 0.19
                                                                      ========            =======          ====


                                                                    For the three months ended March 31, 1999
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                         $162,000            869,056        $ 0.19
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --              3,427
  Incremental shares related to MSBP                                        --                 99
                                                                      --------            -------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                   $162,000            872,582        $ 0.19
                                                                      ========            =======          ====

              Notes to Consolidated Condensed Financial Statements

                                 March 31, 2000


                                                                     For the six months ended March 31, 2000
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                        $ 321,000            816,339        $ 0.39
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --                 --
  Incremental shares related to MSBP                                        --                 --
                                                                     ----------           --------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                  $ 321,000            816,339        $ 0.39
                                                                     =========            =======          ====

                                                                     For the six months ended March 31, 1999
                                                             ---------------------------------------------------------
                                                                                     Average           Per-Share
                                                                  Income             Shares              Amount
                                                             ------------------ ------------------ -------------------
Basic EPS
  Net income available to common stockholders                         $344,000            867,987        $ 0.40
                                                                                                           ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                --              5,480
  Incremental shares related to MSBP                                        --                424
                                                                      --------            -------
Diluted EPS
  Income available to common stockholders plus
assumed conversions                                                   $344,000            873,987        $ 0.39
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

GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, loans to the ESOP and to the Bank, and shares in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also originates home equity, consumer loans and loans secured by savings accounts. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds, short-term and medium-term U.S. Agency securities. To a lesser extent, the Bank originates commercial real estate loans and business loans. The Bank has hired a new commercial and agriculture loan officer. This loan officer will focus on our existing commercial customers and build a relationship with new commercial and agricultural customers with the focus of originating a larger percentage of these types of loans in the portfolio. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans.

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and
(ii) the  relative  amounts  of  interest-

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income also is affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

FINANCIAL CONDITION
-------------------

At March 31, 2000, assets totaled $63.663 million compared to total assets of $63.661 million at September 30, 1999. Cash and cash equivalents decreased by $681,000. Investments securities available-for-sale increased $521,000. Net loans increased by $166,000. Other real estate owned decreased $73,000 as a result of the sale of repossessed properties. Deposits decreased by $23,000 from $34.257 million at September 30, 1999 to $34.234 million at March 31, 2000 primarily as a result of decreases in certificates of deposits and retirement accounts offset by a increase in new money market checking accounts. Advances from the FHLB, used for funding loans and purchasing investment securities, increased by $450,000 to $16.050 million at March 31, 2000.

At March 31, 2000, stockholders' equity totaled $12.944 million or 20.33% of total assets compared to $13.356 million or 20.98% of total assets at September 30, 1999. The decrease in stockholders' equity was primarily due to cash dividends declared of $187,000, a decrease of $120,000 in the market value of investment securities available-for-sale and the repurchase of 43,190 shares of common stock, which more than offset current period earnings of $321,000.

ASSET QUALITY
-------------

Non-performing assets totaled $104,000 at March 31, 2000, or 0.16% of total assets. This compares to $141,000 at September 30, 1999 or 0.22% of total assets. Non-performing loans at March 31, 2000 were comprised of eight consumer loans and two mortgage loans.

RESULTS OF OPERATIONS
---------------------

Comparison of Six Months Ended March 31, 2000 and 1999.
-------------------------------------------------------

Net Income.  Net income for the six months ended March 31, 2000 totaled $321,000
----------
compared to $344,000 for the six months ended March 31, 1999. Net income was lower in 2000 than in 1999 primarily due to a $53,000 decrease in net interest income. Federal tax expense was $8,000 lower in 2000 than in 1999 primarily due to a decrease in net income before tax expense.

Interest Income. For the six months ended March 31, 2000 interest income totaled
---------------
$2.168 million compared to $2.178 million for the six months ended March 31, 1999 for a decrease of $10,000. An increase in the volume of average earning assets from $61.486 million for the six months ended March 31, 1999 to $61.715 million for the same period in 2000 caused interest income to increase by $1,000. A decrease was experienced in the yield on average earning assets from 7.08% for the six months ended March 31, 1999 to 7.03% for the six months ended March 31, 2000, which attributed to a $11,000 decrease interest income.

Interest  Expense.  Total  interest  expense  increased  by $43,000  from $1.196
-----------------
million for the six months ended March 31, 1999 to $1.239 million for the same period in 2000. This was primarily a result of a increase in the volume and a decrease in the cost of average interest-bearing liabilities.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Interest expense for deposits increased by $18,000 form $799,000 for the six months ended March 31,1999 to $817,000 for the same period in 2000. The cost of average interest-bearing deposits decreased from 4.85% for the six months ended March 31, 1999 to 4.82% for the six months ended March 31, 2000, which caused interest expense for deposits to decrease by $5,000. An increase in the volume of average interest-bearing deposits from $32.931 million for the six months ended March 31, 1999 to $33.924 million for the six months ended March 31, 2000, resulted in a $23,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB increased by $25,000 form $397,000 for the six months ended March 31,1999 to $422,000 for the same period in 2000. The cost of average interest-bearing advances from the FHLB decreased from 5.51% for the six months ended March 31, 1999 to 5.42% for the same period in 2000. This decrease in the cost of average interest-bearing advances caused a $7,000 decrease in interest expense. Average interest-bearing advances increased from $14.398 million for the six months ended March 31, 1999 to $15.564 million for the six month period ended March 31, 2000, resulting in a $32,000 increase in interest expense on FHLB advances.

Net Interest Income.  Net interest income decreased by $53,000 from $982,000 for
-------------------
the six months ended March 31, 1999 to $929,000 for the six months ended March 31, 2000. The decrease in net interest income was primarily caused by the declining interest rates on the investment portfolio and the loan portfolio but was somewhat offset by the declining cost of liabilities. The increase in average interest-bearing liabilities was larger than the growth in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 129.91% in 1999 to 124.71% in 2000, as a result net interest income decreased.

Net interest margin declined from 3.19% for the six months ended March 31, 1999 to 3.01% for the six months ended March 31, 2000. The decrease in net interest margin was primarily caused by the volume of average interest-bearing liabilities increasing at a faster pace than the volume of average interest earning assets for the periods covered.

Provisions  for Loan Losses.  The Company  recorded a $6,000  provision for loan
---------------------------
losses for the six months ended March 31, 1999; no provision was recorded during the six months ended March 31, 2000. Loan charge-offs for the six months ended March 31, 2000 totaled $4,000 while recoveries totaled $32,000. In 1999, loan charge-offs totaled $11,000 while recoveries totaled $16,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Total Non-interest Income. Non-interest income increased by $14,000 from $28,000
-------------------------
for the six months ended March 31, 1999 to $42,000 for the six months ended March 31, 2000. Fees generated from service charges and other operating income attributed to all the increase. There were no sales of investment securities during the six months ended March 31, 2000 or 1999.

Total Non-interest Expense.  Total non-interest expense decreased by $2,000 from
--------------------------
$510,000 for the six months ended March 31, 1999 to $508,000 for the six months ended March 31, 2000. The decrease was primarily attributed to small decreases in expenses related to compensation, occupancy and equipment, FDIC insurance premiums, and an increase in other non-interest expense.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Provision  for Income  Taxes.  The  effective  tax rate for the six months ended
----------------------------
March 31, 2000 and 1999 was 30.67% and 30.36%, respectively.

Comparison of Three Months Ended March 31, 2000 and 1999.
---------------------------------------------------------

Net  Income.  Net income  for the three  months  ended  March 31,  2000  totaled
-----------
$154,000 compared to $162,000 for the three months ended March 31, 1999. Net income was lower in 2000 than in 1999 primarily due to a $17,000 decrease in net interest income offset somewhat by a $10,000 increase in the non-interest income.

Interest  Income.  For the three months ended March 31,  2000,  interest  income
----------------
totaled $1.076 million compared to $1.078 million for the three months ended March 31, 1999. A decrease in the volume of average earning assets from $62.117 million for the three months ended March 31, 1999 to $61.458 million for the same period in 2000 caused interest income to decrease by $14,000. An increase was experienced in the yield on average earning assets from 6.94% for the three months ended March 31, 1999 to 7.00% for the three months ended March 31, 2000, which attributed to a $12,000 increase in interest income.

Interest Expense.  Total interest expense increased by $15,000 from $591,000 for
----------------
the three months ended March 31, 1999 to $606,000 for the same period in 2000. This was primarily a result of an increase in the volume of average interest-bearing liabilities.

Interest expense for deposits decreased by $6,000 form $396,000 for the six months ended March 31,1999 to $390,000 for the same period in 2000. The cost of average interest-bearing deposits decreased slightly from 4.73% for the three months ended March 31, 1999 to 4.64% for the three months ended March 31, 2000, which caused interest expense for deposits to decrease by $7,000. An increase in the volume of average interest-bearing deposits from $33.507 million for the three months ended March 31, 1999 to $33.597 million for the three months ended March 31, 2000, resulted in a $1,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB increased by $21,000 form $195,000 for the six months ended March 31,1999 to $216,000 for the same period in 2000. The cost of average interest-bearing advances from the FHLB increased from 5.35% for the three months ended March 31, 1999 to 5.50% for the same period in 2000. This increase in the cost of average interest-bearing advances caused a $5,000 increase in interest expense. Average interest-bearing advances increased from $14.591 million for the three month period ended March 31, 1999 to $15.714 million for the three month period ended March 31, 2000, resulting in a $16,000 increase in interest expense for advances.

Net Interest Income.  Net interest income decreased by $17,000 from $487,000 for
-------------------
the three months ended March 31, 1999 to $470,000 for the three months ended March 31, 2000. The decrease in net interest income was primarily caused by the increase in the volume of interest-bearing liabilities. The increase in average interest-bearing liabilities was larger than the growth in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 129.15% in 1999 to 124.63% in 2000. The increase in the average interest-bearing liabilities was the major factor for the decrease in net interest income.

Net interest margin declined from 3.14% for the three months ended March 31, 1999 to 3.06% for the three months ended March 31, 2000. The decrease in net interest margin was primarily caused by the disproportionate increase in interest-bearing liabilities over interest-earning assets.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Provisions  for Loan Losses.  No provision was recorded  during the three months
---------------------------
ended March 31, 2000 and 1999. Loan charge-offs for the three months ended March 31, 2000 totaled $4,000 while recoveries totaled $4,000. In 1999, loan charge-offs totaled $6,000 while recoveries totaled $13,000.
Total Non-interest Income. Total non-interest income increased by $10,000 from $13,000 for the three months ended March 31, 1999 to $23,000 for the three months ended March 31, 2000 primarily due to a increase in customer service charges and other operating income.

Total Non-interest Expense.  Total non-interest expense decreased by $1,000 from
--------------------------
$268,000 for the three months ended March 31, 1999 to $267,000 for the three months ended March 31, 2000. There were slight decreases in compensation, occupancy and equipment, FDIC insurance premiums, advertising and professional fees, while there was a slight increase in data processing services and other non-interest expense.

Provision  for Income  Taxes.  The effective tax rate for the three months ended
----------------------------
March 31, 2000 and 1999 was 31.86% and 30.17%, respectively.

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)




CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance.  The following table presents the Bank's compliance with its
------------------
regulatory capital requirements:


                                                         At March 31, 2000
                                                      --------------------------
                                                                    Percentage
                                                       Amount       of Assets
                                                      --------        -----
                                                       (Dollars in thousands)
GAAP Capital..................................        $ 10,936

Tangible capital..............................        $ 11,787        18.57%
Tangible capital requirement..................             949         1.50%
                                                      --------        -----
Excess........................................        $ 10,838        17.07%
                                                      ========        =====

Core capital..................................        $ 11,787        18.57%
Core capital requirements.....................           1,901         3.00%
                                                      --------        -----
Excess........................................        $ 10,129        15.57%
                                                      ========        =====

Total risk-based capital (1)..................        $ 12,064        47.91%
Total risk-based capital requirement (1)......           2,014         8.00%
                                                      --------        -----
Excess (1)....................................        $ 10,050        39.91%
                                                      ========        =====

1)  Based on risk-weighted assets of $25,182


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

Liquidity.  The Bank's  liquidity is a measure of its ability to fund loans, pay
---------
withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of March 31, 2000 such borrowed funds totaled $16.05 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 67.31% and 63.89% at March 31, 2000 and 1999, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 2001 is approximately $14.78 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At March 31, 2000, the Bank had loan commitments outstanding of $412,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

The Company's primary source of liquidity on a stand alone basis is dividends from the Bank. As indicated above under Capital Compliance, dividends paid by the Bank are subject to regulatory restrictions. The Bank has paid $710,000 in dividends to the Company for the purpose of repurchasing common stock and the payment of cash dividends to stockholders.

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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


KEY OPERATING RATIOS
--------------------

                                                             Three Months Ended                      Six Months Ended
                                                                  March 31,                             March 31,
                                                      ----------------------------------    -----------------------------------
                                                         2000 (1)           1999 (1)           2000 (1)            1999 (1)
                                                      ---------------    ---------------    ---------------     ---------------
                                                                   (Dollars in thousands, except per share data)
                                                                                    (Unaudited)

Return on average assets..........................          0.98%             1.14 %             1.02 %               1.16%
Return on average equity..........................          4.77%             5.05 %             4.55 %               5.10%
Interest rate spread..............................          2.09%             2.03 %             2.02 %               2.03%
Net interest margin...............................          3.06%             3.14 %             3.01 %               3.19%
Non-interest expense to average assets............          1.70%             1.70 %             1.62 %               1.63%
Net charge-offs to average outstanding loans......          0.00%            (0.01)%             0.09 %               0.04%

                                                      At March 31, 1999  At September 31,
                                                                               1999
                                                      ------------------ ------------------
Nonaccrual and 90 days past due loans.............             $ 104               $ 68
Repossessed real estate, held under judgment.....                 --                 73
  Total nonperforming assets......................               104                141
Allowance for loan losses to nonperforming assets.
                                                              267.31%            128.32%
Nonperforming loans to total loans................              0.35%              0.84%
Nonperforming assets to total assets..............              0.16%              0.22%
Book value per share (2)..........................            $15.38             $15.10


----------------
(1)  The ratios for the three- and six-month periods are annualized.
(2) The number of shares outstanding as of March 31, 2000 and September 30, 1999 was 841,354 and 884,534, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On January 26 2000, the Company held its annual meeting of stockholders and the following items were presented:

         Election of Directors Deane D. Bjerke and Thomas J. Berry for terms of three years ending 2003 and the ratification of the appointment of KPMG LLP as the Company's auditors for the 2000 fiscal year.

         Votes were as follows:

                                             For         Against        Withheld
                                             ---         -------        --------

         Deane D. Bjerke                    616,190         --            7,603
         Thomas J. Berry                    611,890         --           11,903

         Ratification of KPMG LLP           616,145        2,637          5,011

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


                           CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: May 5, 2000          By: /s/ Deane D. Bjerke
                               -------------------
                               Deane D. Bjerke
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date: May 5, 2000          By: /s/ John B. Snyder
                               ------------------
                               John B. Snyder
                               Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)