Form 10QSB
period 2000-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 2000-08-10
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from         to
                                            -------    -------

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
            --------------------------------------------------------
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


                                 (307) 684-5591
                               ------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 10, 2000:  824,344

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    ------

          CRAZY WOMAN CREEK BANCORP INCORPORATED

                   INDEX TO FORM 10-QSB

                                                                                            Page
                                                                                            ----
PART I      FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements (unaudited)

            Consolidated Condensed Statements of Financial Condition at June 30,
            2000 and September 30, 1999                                                       1

            Consolidated Condensed Statements of Income for the Three and Nine
            Months ended June 30, 2000 and 1999                                               2

            Consolidated Condensed Statements of Comprehensive Income for the Three
            and Nine Months ended June 30, 2000 and 1999                                      3

            Consolidated Condensed Statements of Cash Flows for the Nine Months
            ended June 30, 2000 and 1999                                                      4

            Notes to Consolidated Condensed Financial Statements                              5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                     7


PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings                                                                15

Item 2.     Changes in Securities and Use of Proceeds                                        15

Item 3.     Defaults upon Senior Securities                                                  15

Item 4.     Submission of Matters to a Vote of Security Holders                              15

Item 5.     Other Information                                                                15

Item 6.     Exhibits and Reports on Form 8-K                                                 15


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                      June 30,             September 30,
                                                                        2000                    1999
                                                                  ------------------     -------------------
                                                                               (In thousands)
Assets
------
Cash and cash equivalents                                                   $ 1,539                 $ 2,189
Investment and mortgage-backed securities available-for-sale                 29,485                  29,479
Stock in Federal Home Loan Bank of Seattle, at cost                           1,038                     988
Loans receivable, net                                                        30,316                  29,727
Accrued interest receivable                                                     524                     522
Premises and equipment, net                                                     531                     544
Real estate owned                                                                --                      73
Deferred income taxes                                                           118                      62
Other assets                                                                     35                      77
                                                                  ------------------     -------------------
    Total assets                                                            $63,586                 $63,661
                                                                  ==================     ===================
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
------------
  Deposits                                                                  $33,652                 $34,257
  Advances from Federal Home Loan Bank                                       16,400                  15,600
  Advances from borrowers for taxes and insurance                                56                      69
  Income taxes payable                                                           10                       7
  Dividends payable                                                              98                     104
  Accrued expenses and other liabilities                                        316                     268
                                                                  ------------------     -------------------
    Total liabilities                                                        50,532                  50,305
                                                                  ------------------     -------------------
Stockholders' equity:
  Preferred stock, par value $.10 per share, 2,000,000 shares
     authorized; none issued and outstanding                                     --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding                               106                     106
  Additional paid-in surplus                                                 10,099                  10,096
  Unearned ESOP/MSBP shares                                                    (554)                   (577)
  Retained earnings, substantially restricted                                 7,278                   7,080
  Accumulated other comprehensive loss                                         (441)                   (341)
  Treasury stock at cost, 212,656 and 173,466 shares at June 30,
     2000 and September 30, 1999, respectively                               (3,434)                 (3,008)
                                                                  ------------------     -------------------
    Total stockholders' equity                                               13,054                  13,356
                                                                  ------------------     -------------------
    Total liabilities and stockholders' equity                              $63,586                 $63,661
                                                                  ==================     ===================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------    -------------------------------
                                                                   2000              1999             2000              1999
                                                               -------------     -------------    -------------     -------------
                                                                         (Dollars in thousands except per share data)
Interest Income:
  Loans receivable                                                   $  596            $  602           $1,753            $1,833
  Mortgage-backed securities                                            195               153              571               438
  Investment securities                                                 277               290              855               898
  Other                                                                  23                31               80                85
                                                               -------------     -------------    -------------     -------------
     Total interest income                                            1,091             1,076            3,259             3,254
Interest expense:
  Deposits                                                              383               389            1,200             1,188
  Advances from Federal Home Loan Bank                                  246               211              668               608
                                                               -------------     -------------    -------------     -------------
     Total interest expense                                             629               600            1,868             1,796
                                                               -------------     -------------    -------------     -------------
     Net interest income                                                462               476            1,391             1,458
Provision for loan losses                                                --                --               --                 6
                                                               -------------     -------------    -------------     -------------
     Net interest income after provision for loan losses                462               476            1,391             1,452
                                                               -------------     -------------    -------------     -------------
Non-interest income:
  Customer service charges                                               16                12               46                31
  Other operating income                                                  6                 5               18                14
  Loss on sale of securities, net                                        --                (2)              --                (2)
                                                               -------------     -------------    -------------     -------------
     Total non-interest income                                           22                15               64                43
                                                               -------------     -------------    -------------     -------------
Non-interest expense:
  Compensation and benefits                                             151               129              411               392
  Occupancy and equipment                                                30                 9               66                53
  FDIC/SAIF deposit insurance premiums                                    2                 5                8                14
  Advertising                                                            11                 7               32                26
  Data processing services                                               27                25               81                78
  Professional fees                                                      16                14               49                53
  Other                                                                  41                37              139               120
                                                               -------------     -------------    -------------     -------------
     Total non-interest expense                                         278               226              786               736
                                                               -------------     -------------    -------------     -------------
     Income before income taxes                                         206               265              669               759
Income tax expense                                                       49                76              191               226
                                                               -------------     -------------    -------------     -------------
     Net income                                                      $  157            $  189           $  478            $  533
                                                               =============     =============    =============     =============
Dividends declared per common share                                  $ 0.12            $ 0.10           $ 0.36            $ 0.30
                                                               =============     =============    =============     =============
Basic earnings per common share                                      $ 0.20            $ 0.22           $ 0.59            $ 0.62
                                                               =============     =============    =============     =============
Diluted earnings per common share                                    $ 0.20            $ 0.22           $ 0.59            $ 0.61
                                                               =============     =============    =============     =============

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                    Nine Months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------    -------------------------------
                                                                   2000              1999             2000              1999
                                                               -------------     -------------    -------------     -------------
                                                                                    (Dollars in thousands)
Net income:                                                            $157              $189             $478              $533
Other comprehensive income
    Unrealized gains (losses) on investment and
        mortgage-backed securities available-for-sale:
        Realized and unrealized holding gains (losses)
           arising during the period                                     30              (441)            (152)             (646)
        Add:  reclassification adjustment for losses
           included in net income                                        --                 2               --                 2
        Effect of adoption of SFAS No. 133                               --                --               --                84
                                                               -------------     -------------    -------------     -------------
Other comprehensive income (loss), before tax                            30              (439)            (152)             (560)

Income tax benefit (expense) related to items of other
comprehensive income                                                    (10)              149               52               190
                                                               -------------     -------------    -------------     -------------

Other comprehensive income (loss), after tax                             20              (290)            (100)             (370)
                                                               -------------     -------------    -------------     -------------

Comprehensive income (loss)                                            $177             $(101)            $378              $163
                                                               =============     =============    =============     =============



See notes to consolidated condensed financial statements.

          CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Nine Months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                                        2000              1999
                                                                                              ----------------------------------
Cash flows from operating activities:                                                                  (In thousands)
  Net income                                                                                           $ 478              $ 533
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                             --                  6
    Amortization of premiums and discounts on securities available-for-sale, net                          (7)                16
    Federal Home Loan Bank stock dividend                                                                (50)               (53)
    Depreciation                                                                                          37                 30
    Loss on sale of securities available-for-sale                                                         --                  2
    Loss on sale of foreclosed real estate                                                                 2                 --
    Mutual funds dividends reinvested                                                                    (30)               (38)
    Deferred loan origination fees, net                                                                   (8)                27
    ESOP shares committed to be released                                                                  37                 45
    MSBP deferred compensation expense                                                                    38                 36
Change in:
        Accrued interest receivable                                                                       (2)                44
        Income taxes                                                                                       3                 15
        Other assets                                                                                      42                  2
        Deferred income taxes                                                                             (5)                --
        Accrued expenses and other liabilities                                                            48                 90
                                                                                              ---------------    ---------------
           Net cash provided by operating activities                                                     577                755
                                                                                              ---------------    ---------------
Cash flows from investing activities:
  Purchases of securities available-for-sale                                                          (1,669)           (11,495)
  Proceeds from maturities, calls and prepayments of securities available-for-sale                     1,547             10,604
  Proceeds from sales of securities available-for-sale                                                    --                498
  Origination of loans receivable                                                                     (6,135)            (8,264)
  Repayment of principal on loans receivable                                                           5,627              8,382
  Purchase of premises and equipment                                                                     (24)               (31)
                                                                                              ---------------    ---------------
    Net cash used in investing activities                                                               (654)              (306)
                                                                                              ---------------    ---------------
Cash flows from financing activities:
  Net decrease in deposits                                                                              (605)              (253)
  Advances from Federal Home Loan Bank                                                                24,200             19,100
  Repayment of advances from Federal Home Loan Bank                                                  (23,400)           (13,350)
  Net change in advances from borrowers for taxes and insurance                                          (13)               (10)
  Repurchase of common stock                                                                            (475)              (480)
  Dividends paid to stockholders                                                                        (286)              (255)
                                                                                              ---------------    ---------------
    Net cash used in financing activities                                                               (579)              (248)
                                                                                              ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                                    (650)               201
Cash and cash equivalents at beginning of period                                                       2,189              1,562
                                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                                           $ 1,539            $ 1,763
                                                                                              ===============    ===============
Cash paid during period for:
   Interest                                                                                          $ 1,866            $ 1,750
   Income taxes                                                                                          208                212

Noncash Investing and Financing Activities:
    The Company transferred loans of $ 0 and $208 to other real estate owned during the nine months ended June 30, 2000 and 1999, respectively. The company financed $73 and $0 of loans for the sale of other real estate owned during the nine months ended June 30, 2000 and 1999, respectively.

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                  June 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended June 30, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2000

                                                           For the Three Months ended June 30, 2000
                                                       Net Income      Average Shares   Per Share Amount
                                                    -------------------------------------------------------
Basic EPS
  Net income available to common stockholders         $   157,000             791,141        $ 0.20
Effect of Dilutive Securities
  Incremental shares under stock option plan                   --                  --
  Incremental shares related to MSBP                           --                  --
                                                    -------------        ------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                               $   157,000             791,141        $ 0.20
                                                    =============        ============          ====

                                                           For the Three Months ended June 30, 1999
                                                       Net Income      Average Shares   Per Share Amount
                                                    -------------------------------------------------------
Basic EPS
  Net income available to common stockholders         $   189,000             849,603        $ 0.22
Effect of Dilutive Securities
  Incremental shares under stock option plan                   --               6,251
  Incremental shares related to MSBP                           --                 493
                                                    -------------        ------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                               $   189,000             856,347        $ 0.22
                                                    =============        ============          ====

                                                           For the Nine Months ended June 30, 2000
                                                       Net Income      Average Shares    Per Share Amount
                                                   ---------------------------------------------------------
Basic EPS
  Net income available to common stockholders         $   478,000             807,968        $ 0.59
                                                                                               ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                   --                  --
  Incremental shares related to MSBP                           --                  --
                                                   --------------        ------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                               $   478,000             807,968        $ 0.59
                                                   ==============        ============          ====

                                                            For the Nine Months ended June 30, 1999
                                                       Net Income      Average Shares    Per Share Amount
                                                   ----------------------------------------------------------
Basic EPS
  Net income available to common stockholders         $   533,000             861,812        $ 0.62
Effect of Dilutive Securities
  Incremental shares under stock option plan                   --               5,716
  Incremental shares related to MSBP                           --                 469
                                                   --------------        ------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                               $   533,000             867,997        $ 0.61

                                                   ==============        ============          ====

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
              AND SUBSIDIARY Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 2000


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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                  (Continued)
                                  June 30, 2000

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

FINANCIAL CONDITION
-------------------
At June 30, 2000, assets totaled $63.586 million compared to total assets of $63.661 million at September 30, 1999. Cash and cash equivalents decreased by $650,000. Investments securities available-for-sale increased $6,000. Net loans increased by $589,000. Other real estate owned decreased $73,000 as a result of the sale of a repossessed property. Deposits decreased by $605,000 from $34.257 million at September 30, 1999 to $33.652 million at June 30, 2000 primarily as a result of decreases in certificates of deposits and retirement accounts offset by a increase in Now and money market checking accounts. Advances from the FHLB, used for funding loans, increased by $800,000 to $16.400 million at June 30, 2000.

At June 30, 2000, stockholders' equity totaled $13.054 million or 20.53% of total assets compared to $13.356 million or 20.98% of total assets at September 30, 1999. The decrease in stockholders' equity was primarily due to cash dividends declared of $280,000, a decrease of $100,000 in accumulated other comprehensive income and the repurchase of 43,190 shares of common stock, which more than offset current period earnings of $478,000.

ASSET QUALITY
-------------
Non-performing assets totaled $14,000 at June 30, 2000, or 0.02% of total assets. This compares to $141,000 at September 30, 1999 or 0.22% of total assets. Non-performing loans at June 30, 2000 were comprised of three consumer loans.

RESULTS OF OPERATIONS
---------------------
Comparison of Nine Months Ended June 30, 2000 and 1999.
-------------------------------------------------------
Net Income.
-----------
Net income for the nine months ended June 30, 2000 totaled $478,000 compared to $533,000 for the nine months ended June 30, 1999. Net income was lower in 2000 than in 1999 primarily due to a $60,000 increase in the cost of Federal Home Loan Bank of Seattle ("FHLB") advances and $19,000 increase in compensation and benefits resulting primarily from the hiring of a new commercial loan officer in April and other non-interest expense. Federal tax expense was $35,000 lower in 2000 than in 1999 primarily due to a decrease in net income before tax expense.

Interest Income.
----------------
For the nine months ended June 30, 2000 interest income totaled $3.259 million compared to $3.254 million for the nine months ended June 30, 1999 for a decrease of $5,000. A decrease in the volume of average earning assets from $61.843 million for the nine months ended June 30, 1999 to $61.664 million for the same period in 2000 caused interest income to decrease by $11,000. An increase was experienced in the yield on average earning assets from 7.02% for the nine months ended June 30, 1999 to 7.05% for the nine months ended June 30, 2000, which attributed to a $16,000 increase in interest income.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                  (Continued)
                                  June 30, 2000

Interest Expense. Total interest expense increased by $72,000 from $1.796 million for the nine months ended June 30, 1999 to $1.868 million for the same period in 2000. This was primarily a result of an increase in the volume and the cost of average interest-bearing liabilities.

Interest expense for deposits increased by $12,000 from $1.188 million for the nine months ended June 30,1999 to $1.2 million for the same period in 2000. The cost of average interest-bearing deposits decreased from 4.80% for the nine months ended June 30, 1999 to 4.76% for the nine months ended June 30, 2000, which caused interest expense for deposits to decrease by $10,000. An increase in the volume of average interest-bearing deposits from $32.987 million for the nine months ended June 30, 1999 to $33.606 million for the nine months ended June 30, 2000, resulted in a $22,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB increased by $60,000 from $608,000 for the nine months ended June 30,1999 to $668,000 for the same period in 2000. The cost of average interest-bearing advances from the FHLB increased from 5.42% for the nine months ended June 30, 1999 to 5.63% for the same period in 2000. This increase in the cost of average interest-bearing advances caused a $24,000 increase in interest expense. Average interest-bearing advances increased from $14.945 million for the nine months ended June 30, 1999 to $15.820 million for the nine month period ended June 30, 2000, resulting in a $36,000 increase in interest expense on FHLB advances.

Net Interest Income. Net interest income decreased by $67,000 from $1.458 million for the nine months ended June 30, 1999 to $1.391 million for the nine months ended June 30, 2000. The decrease in net interest income was primarily caused by the gradual increase in interest rates on the investment portfolio and the loan portfolio but was offset by the sharp increase in the cost of liabilities. The increase in average interest-bearing liabilities was larger than the growth in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 129.91% in 1999 to 124.71% in 2000, as a result net interest income decreased.

Net interest margin declined from 3.14% for the nine months ended June 30, 1999 to 3.01% for the nine months ended June 30, 2000. The decrease in net interest margin was primarily caused by the volume of average interest-bearing liabilities increasing at a faster pace than the volume of average interest earning assets for the periods covered.

Provisions for Loan Losses. The Company recorded a $6,000 provision for loan losses for the nine months ended June 30, 1999; no provision was required to be recorded during the nine months ended June 30, 2000. Loan charge-offs for the nine months ended June 30, 2000 totaled $12,000 while recoveries totaled
$37,000. In 1999, loan charge-offs totaled $17,000 while recoveries totaled $25,000. In determining the provision for loan losses, management analyzes, among other things, the composition of the Bank's loan portfolio, market conditions and the Bank's market area. Management has determined that the reserve for loan losses was adequate to cover any anticipated credit losses. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

Total Non-interest Income. Non-interest income increased by $21,000 from $43,000 for the nine months ended June 30, 1999 to $64,000 for the nine months ended June 30, 2000. Fees generated from service charges and other operating income and no loss on sale of investment securities attributed to all the increase.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                  (Continued)
                                  June 30, 2000


Total Non-interest Expense. Total non-interest expense increased by $50,000 from $736,000 for the nine months ended June 30, 1999 to $786,000 for the nine months ended June 30, 2000. The increase was primarily attributed to increases in expenses related to compensation, occupancy and equipment, advertising, data processing costs, other non-interest expenses and a decrease in FDIC insurance premiums, and professional fees.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 2000 and 1999 was 28.55% and 29.78%, respectively.

Comparison of Three Months Ended June 30, 2000 and 1999.
--------------------------------------------------------

Net Income. Net income for the three months ended June 30, 2000 totaled $157,000 compared to $189,000 for the three months ended June 30, 1999. Net income was lower in 2000 than in 1999 primarily due to a $35,000 increase in the cost of Federal Home Loan Bank of Seattle ("FHLB") advances and a $22,000 increase in compensation and benefits resulting primarily from the hiring of a new commercial loan officer in April of 2000.

Interest Income. For the three months ended June 30, 2000, interest income totaled $1.091 million compared to $1.076 million for the three months ended June 30, 1999. A decrease in the volume of average earning assets from $62.558 million for the three months ended June 30, 1999 to $61.561 million for the same period in 2000 caused interest income to decrease by $13,000. An increase was experienced in the yield on average earning assets from 6.88% for the three months ended June 30, 1999 to 7.09% for the three months ended June 30, 2000, which attributed to a $28,000 increase in interest income.

Interest Expense. Total interest expense increased by $29,000 from $600,000 for the three months ended June 30, 1999 to $629,000 for the same period in 2000. This was primarily a result of an increase in the cost of average interest-bearing liabilities.

Interest expense for deposits decreased by $6,000 from $389,000 for the nine months ended June 30,1999 to $383,000 for the same period in 2000. The cost of average interest-bearing deposits decreased slightly from 4.70% for the three months ended June 30, 1999 to 4.65% for the three months ended June 30, 2000, which caused interest expense for deposits to decrease by $4,000. A decrease in the volume of average interest-bearing deposits from $33.100 million for the three months ended June 30, 1999 to $32.966 million for the three months ended June 30, 2000, resulted in a $2,000 decrease in interest expense for deposits.

Interest expense for advances from the FHLB increased by $35,000 from $211,000 for the nine months ended June 30,1999 to $246,000 for the same period in 2000. The cost of average interest-bearing advances from the FHLB increased from 5.26% for the three months ended June 30, 1999 to 6.02% for the same period in 2000. This increase in the cost of average interest-bearing advances caused a $30,000 increase in interest expense. Average interest-bearing advances increased from $16.041 million for the three month period ended June 30, 1999 to $16.334 million for the three month period ended June 30, 2000, resulting in a $5,000 increase in interest expense for advances.

Net Interest Income. Net interest income decreased by $14,000 from $476,000 for the three months ended June 30, 1999 to $462,000 for the three months ended June 30, 2000. The decrease in net interest income was primarily caused by the increase in the cost of interest-bearing liabilities. The decrease in

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                  (Continued)
                                  June 30, 2000

average interest-earning assets was not offset by a corresponding decrease in average interest-bearing liabilities. as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 127.30% in 1999 to 124.87% in 2000. The increase in the cost of average interest-bearing liabilities was the major factor for the decrease in net interest income.

Net interest margin declined from 3.04% for the three months ended June 30, 1999 to 3.00% for the three months ended June 30, 2000. The decrease in net interest margin was primarily caused by the disproportionate increase in interest-bearing liabilities over interest-earning assets.

Provisions for Loan Losses. No provision was recorded during the three months ended June 30, 2000 and 1999. Loan charge-offs for the three months ended June 30, 2000 totaled $8,000 while recoveries totaled $5,000. In 1999, loan charge-offs totaled $6,000 while recoveries totaled $8,000.

Total Non-interest Income. Total non-interest income increased by $7,000 from $15,000 for the three months ended June 30, 1999 to $22,000 for the three months ended June 30, 2000 primarily due to a increase in customer service charges and no loss on sale of investment securities during the three months ended June 30, 2000.

Total Non-interest Expense. Total non-interest expense increased by $52,000 from $226,000 for the three months ended June 30, 1999 to $278,000 for the three months ended June 30, 2000. There were increases in compensation, occupancy and equipment, advertising, data processing fees, professional fees and other non-interest expenses, while there was a slight decrease in FDIC deposit insurance premiums.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2000 and 1999 was 23.79% and 28.68%, respectively. The lower tax rate for the quarter ended June 30, 2000 resulted from a tax benefit not previously recognized, which was recorded in the current quarter.

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                  (Continued)
                                  June 30, 2000

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

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                                      At June 30, 2000
                                               --------------------------------
                                                                    Percentage
                                                 Amount              of Assets
                                               ----------         -------------
                                                     (Dollars in thousands)
GAAP Capital.............................        $ 11,106

Tangible capital.........................        $ 11,913               18.81%
Tangible capital requirement.............             947                1.50%
                                                ---------            --------
Excess...................................        $ 10,966               17.31%
                                                =========            ========

Core capital.............................        $ 11,913               18.81%
Core capital requirements................           1,898                3.00%
                                                ---------            --------
Excess...................................        $ 10,015               15.81%
                                                =========            ========

Total risk-based capital (1).............        $ 12,187               48.31%
Total risk-based capital requirement (1).           2,017                8.00%
                                                ---------            --------
Excess (1)...............................        $ 10,170               40.31%
                                                =========            ========

1)  Based on risk-weighted assets of $25,228


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

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits,

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                  (Continued)
                                  June 30, 2000

and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB of Seattle. As of June 30, 2000 such borrowed funds totaled $16.400 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 68.07% and 62.37% at June 30, 2000 and 1999, respectively.

The amount of certificate accounts and FHLB advances which are scheduled to mature during the twelve months ending June 30, 2001 is approximately $13.96 million and $6.70 million, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At June 30, 2000, the Bank had loan commitments outstanding of $412,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

The Company's primary source of liquidity on a stand alone basis is dividends from the Bank. As indicated above under Capital Compliance, dividends paid by the Bank are subject to regulatory restrictions. The Bank has paid $760,000 in dividends for the nine months ended June 30, 2000, to the Company for the purpose of repurchasing common stock and the payment of cash dividends to stockholders.

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Result of Operations
                                   (Continued)
                                  June 30, 2000

KEY OPERATING RATIOS

                                                             Three Months Ended                     Nine Months Ended
                                                                  June 30,                               June 30,
                                                      ----------------------------------    -----------------------------------
                                                         2000 (1)           1999 (1)           2000 (1)            1999 (1)
                                                      ---------------    ---------------    ---------------     ---------------
                                                                   (Dollars in thousands, except per share data)
                                                                                    (Unaudited)

Return on average assets..........................             1.00%             1.14 %             1.02 %               1.16%
Return on average equity..........................             4.88%             5.05 %             4.55 %               5.10%
Interest rate spread..............................             1.99%             2.03 %             2.02 %               2.03%
Net interest margin...............................             3.00%             3.14 %             3.01 %               3.19%
Non-interest expense to average assets............             1.77%             1.70 %             1.62 %               1.63%
Net charge-offs to average outstanding loans......             0.01%            (0.01)%             0.09 %               0.04%

                                                      At June 30, 2000   At September 30,
                                                                               1999
                                                      ------------------ ------------------
Nonaccrual and 90 days past due loans.............              $ 12               $ 68
Repossessed real estate, held under judgment.....                 --                 73
                                                      ---------------    ---------------
  Total nonperforming assets......................                12                141
Nonperforming loans to total loans................             0.04%              0.47%
Nonperforming assets to total assets..............             0.02%              0.22%
Book value per share (2)..........................            $15.44             $15.10

----------------
(1)  The ratios for the three- and nine-month periods are annualized.
(2) The number of shares outstanding as of June 30, 2000 and September 30, 1999 was 845,344 and 884,534, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------
                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable.

Item 5.  Other Information
         -----------------
         The Company announced that the board of directors has authorized the repurchase of up to 50,000 shares of the Company's common stock. The repurchase program follows the repurchase of 194,202 shares of common stock since the Bank's mutual-to-stock conversion in March 1996.

         The repurchase will be made in open-market transactions over a one-year period subject to the availability of stock and pursuant to the terms of the Company's repurchase plan. Repurchased shares will become authorized but unissued shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options. Any repurchase could have an adverse effect on the Company's ability to be listed on the Nasdaq Small Cap market.

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


                           CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: August 10, 2000      By: /s/ Deane D. Bjerke
                               -------------------
                               Deane D. Bjerke
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date: August 10, 2000      By: /s/ John B. Snyder
                               ------------------
                               John B. Snyder
                               Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)