Form 10KSB
period 2000-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 2000-12-18
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 2000,
                                                          ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period
     from                     to                    .
          -------------------    -------------------

Commission File No. 0-27714

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                       83-0315410
---------------------------------------------             ------------------
(State or Other Jurisdiction of Incorporation             I.R.S. Employer
or Organization)                                          Identification No.

106 Fort Street, Buffalo, Wyoming                               82834
-----------------------------------------                 ------------------
(Address of Principal Executive Offices                      (Zip Code)

Issuer's Telephone Number, Including Area Code:             (307) 684-5591
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained  herein,  and will not be contained,
                              ---
to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year. $4,349,101

         As of December 1, 2000, there were issued and outstanding 799,608 shares of the registrant's Common Stock.

         The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CRZY." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 1, 2000, was $7,058,484 ($10.875 per share based on 649,056 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)    YES      NO  X
                                                               ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2000. (Parts I, II, and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

ITEM I

         Crazy Woman Creek Bancorp Incorporated (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based of various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not all inclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Business of the Bank

         The Bank attracts deposits from the general public and uses such deposits primarily to originate fixed-rate loans secured by first mortgages on one-to-four-family residences in its market area. The Bank also originates consumer loans, commercial loans and loans secured by savings accounts. The principal sources of funds for the Bank's lending activities are deposits; the amortization, repayment, and maturity of loans; and Federal Home Loan Bank of Seattle (FHLB) advances. Principal sources of income are interest on loans, mortgage-backed securities and investment securities and the principal expense is interest paid on deposits and FHLB advances.

Competition

         The Bank is the only savings and loan association in its primary market area. There are, however, two commercial banks headquartered in the primary market area and a branch of a larger out-of-area commercial bank and a branch of a credit union. The Bank is a primary source of residential mortgage loans in the community. The Bank has competition from all three banks in originating residential mortgage loans along with some competition from a few out of area mortgage bankers. All of the competition sells the majority of their residential mortgage loans on the secondary market, while the Bank has been traditionally placing mortgage loan originations in their portfolio.

         There is also healthy competition for deposits. Based on data provided periodically by the Office of Thrift Supervision ("OTS"), the Bank has been able to maintain a market share of approximately 21% of the total deposits in financial institutions in the community. Insurance companies and securities dealers offer further competition for deposits. The competition for deposits is expected to continue in the future.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information on the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, net deferred loan origination fees and allowance for loan losses) as of the dates indicated.

                                                                      At September 30,
                                                -------------------------------------------------------------
                                                            2000                            1999
                                                -----------------------------   -----------------------------
                                                  Amount     Percent of Total     Amount     Percent of Total
                                                  ------     ----------------     ------     ----------------
Type of Loans:                                                          (In Thousands)
-------------
  One-to-four-family                            $ 24,526             77.23%     $ 24,625             81.10%
  Residential construction                           516              1.62           473              1.56
  Multi-family                                       298              0.94           322              1.06
  Commercial real estate(1)                        2,748              8.65         1,938              6.38
  Commercial                                         693              2.18           253              0.83
  Consumer:
    Automobile                                     1,319              4.15         1,068              3.52
    Home equity/Line of credit                       969              3.05           835              2.75
    Share                                            193              0.61           159              0.52
    Other                                            501              1.57           692              2.28
                                                --------            ------      --------            ------
      Total consumer                               2,982              9.38         2,754              9.07
                                                --------            ------      --------            ------
      Total loans                                 31,763            100.00%       30,365            100.00%
                                                --------            ======      --------            ======
Less:
  Loans in process............................      (331)                           (200)
  Net deferred loan origination fees..........      (182)                           (189)
  Allowance for loan losses...................      (270)                           (249)
                                                --------                        --------
    Total loans, net..........................  $ 30,980                        $ 29,727
                                                ========                        ========

--------------
(1)      Includes agricultural real estate loans.

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $7.328 million and $10.164 million, for the years ended September 30, 2000 and 1999, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                              Residential
                             Construction        Commercial            Total
                          ---------------        -----------        -----------
Non-performing loans      $           --         $       --         $       --
                          ---------------        -----------        -----------

Amounts Due:

Within 1 year                        516                467                983

After 1 year
  1 to 5 years                        --                127                127
  Over 5 Years                        --                 99                 99
                          ---------------        -----------        -----------
Total due after 1 year                --                226                226
                          ===============        ===========        ===========

Total amount due                     516                693              1,209
                          ---------------        -----------        -----------

Less:
Allowance for loan losses              3                 14                 17
Loan in Process                      331                 --                331
                          ---------------        -----------        -----------
  Loan receivable, net    $          182         $      679         $      861
                          ===============        ===========        ===========

         The following table sets forth at September 30, 2000, the dollar amount of all loans due after September 30, 2001 which have fixed interest rates and
                 -----
have floating or adjustable interest rates.

                                         Fixed         Floating or
                                         Rates      Adjustable Rates   Total
                                         -----      ----------------   -----
                                                     (In Thousands)
One-to-four-family..........           $24,039           $ 182       $24,221
Multi-family................               298               -           298
Commercial real estate......             2,584               -         2,584
Commercial..................               226               -           226
Consumer....................             2,119             367         2,486
                                       -------           -----       -------
     Total..................           $29,266           $ 549       $29,815
                                       =======           =====       =======

         One-to-Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one-to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 80% of the lesser of the appraised value or selling price of property require private mortgage insurance for the borrower. The Bank's strategy is to originate for its portfolio adjustable-rate loans, and five-year balloon loans as well as 20-year or less fixed-rate loans for retention in its portfolio. The Bank intends to broker, for a third party, loans with maturities of greater than 20 years for a one percent fee. During 2000, one loan at $104,000 was brokered to a third party with $1,040 of fee income recognized.

         The Bank offers adjustable-rate mortgage loans using primarily a one-year constant maturity treasury interest rate index. During fiscal 2000, the Bank originated one adjustable rate loan for $116,000. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to secondary market guidelines. It is the current policy of the Bank to primarily remain a portfolio lender. At September 30, 2000, the Bank serviced loans for others totaling $65,000.

         The Bank originates five-year balloon mortgage loans with a 30-year amortization period. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental affect that rising rates could have on net interest income. At September 30, 2000, balloon mortgages totaled $2.690 million, or 8.68% of the Bank's loan portfolio.

         Residential Construction Loans. Residential construction loans are made on one-to-four-family residential properties to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a short-term basis and permanent long-term financing is available to these borrowers. No principal payments are required during the construction period, however, interest is due monthly. The maximum loan-to-value ratio is 80%. If permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be amortized over terms of up to 30 years.

         In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank on a limited basis originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a twelve month period and require interest only payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past years has been that most speculative loans are repaid within the twelve month period. Speculative loans are generally originated with a loan-to-value ratio that does not exceed 80%. At September 30, 2000, there were no speculative construction loans.

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

         Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate. The commercial real estate loans originated by the Bank have generally been made to individuals, small businesses, and partnerships. They are primarily secured by first mortgages on a motel and restaurant, office buildings and other properties located in its primary market area. The Bank benefits from originating such loans due to higher origination fees and shorter term maturities. The Bank's commercial real estate loans are fixed-rate and balloon loans with terms of 20 years or less, with loan-to-value ratios not exceeding 75%.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. See also "--Non-performing and Problem Assets -- Classified Assets." To minimize these risks, the Bank generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is the Bank's current practice to obtain personal guarantees from all principals obtaining this type of loan. The Bank also obtains appraisals on each property in accordance with applicable regulations and appraisal policies. All appraisals on commercial real estate are reviewed by the Bank's management.

         Agricultural Loans. The Bank engages in lending on improved farm land with no dwelling, building lots and building acreage sites. These properties must have good road access. The loan-to-value ratio for this type of loan is 75% or less with a maximum loan term of 15 years.

         The Bank also engages in loans for improved farm land with dwelling. The loan-to-value ratio for this type of loan is 75% or less with a maximum term of 20 years. These loans can be set up with interest collected semi-annually and principal annually as well as monthly principal and interest payments. As of September 30, 2000, agricultural land loans constituted approximately $580,000, or 1.87% of the Bank's loan portfolio. Agricultural land loans are included in the commercial real estate loan total. See also "-- Commercial Real Estate Loans."

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

         Consumer Loans. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market area, automobiles, demand loans secured by deposit accounts at the Bank, student loans and other loans. The Bank has increased its emphasis on consumer lending in recent years, including new and used automobile loans, to provide a wide range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

         The Bank makes second mortgage loans secured by the borrower's residence. These loans, combined with the first mortgage loan, which usually is from the Bank, generally are limited to 80% of the appraised value of the residence.

         The Bank generally makes deposit account loans for up to 90% of the balance of the account. The interest rate on these loans generally is indexed to the rate paid on the secured savings account, and interest is due at maturity. These loans are payable on demand, and the account must be pledged as collateral to secure the loan.

         Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses that it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

         Commercial Loans. The Bank on occasion will originate commercial loans, primarily to existing customers. At September 30, 2000, commercial loans consisted primarily of small business loans (primarily secured by livestock, office equipment, and machinery).

         Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At September 30, 2000, the Bank had $132,000 of commitments to cover originations, $330,000 in undisbursed funds for loans in process and $426,000 for undisbursed home equity line of
Credit balances. Management believes that virtually all of the Bank's commitments will be funded.

         Loans-to-One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $1.6 million at September 30, 2000.

         At September 30, 2000, the Bank's largest lending relationship involved two loans secured by residential and commercial real estate properties loans aggregating approximately $749,000. The loans are located in the Bank's primary market area and were performing at September 30, 2000.

Non-Performing and Problem Assets

         Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a notice of nonpayment is sent. If the payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status until 90 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced. At September 30, 2000, loans past due 30 to 89 days totaled $380,000, and loans past 90 days were $62,000.

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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned (REO), and certain other repossessed assets and loans.

                                                            At September 30,
                                                            ----------------
                                                            2000       1999
                                                            ----       ----
                                                            (In Thousands)
Loans accounted for on a non-accrual basis:
  One-to-four-family                                       $  39      $  --
  Commercial real estate                                      --         65
  Construction                                                --         --
  Commercial                                                  --         --
  Consumer                                                    23          3
                                                           -----      -----
Total Non-performing loans                                    62         68
                                                           -----      -----
Real estate owned (REO)                                       --         73
                                                           -----      -----
Other non-performing assets                                   --         --
                                                           -----      -----
Total non-performing assets                                $  62      $ 141
                                                           =====      =====
Total non-performing assets to net loans                    0.20%      0.47%
                                                           =====      =====
Total non-performing assets to total assets                 0.10%      0.22%
                                                           =====      =====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 2000. Amounts included in the Bank's interest income for the year ended September 30, 2000 were, likewise, immaterial.

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

         The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses, as a ratio of total net loans was 0.87% at September 30, 2000.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for losses will not be required.

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


                                                           At September 30,
                                         ------------------------------------------------------
                                                    2000                        1999
                                         -------------------------    -------------------------
                                                  Percent of Loans             Percent of Loans
                                         Amount    to Total Loans     Amount    to Total Loans
                                         ------    --------------     ------    --------------
                                                         (Dollars in Thousands)
At end of period allocated to:
One-to four-family............           $ 120        77.23%          $ 126            81.10%
Multi-family..................               6         0.94               8             1.06
Commercial real estate........              68         8.65              45             6.38
Residential construction......               3         1.62               4             1.56
Commercial....................              14         2.18               7             0.83
Consumer......................              59         9.38              59             9.07
                                         -----       ------           -----           ------
Total allowance...............           $ 270       100.00%          $ 249           100.00%
                                         =====       ======           =====           ======

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                        Year Ended September 30,
                                                            2000         1999
                                                            ----         ----
                                                         (Dollars in Thousands)
Total loans outstanding ..............................   $ 31,763     $ 30,365
                                                         ========     ========

Allowance for loan losses (at beginning of period) ...   $    249     $    284
Provision for loan losses ............................         --            6
Net charge-offs (recoveries):

One-to-four-family....................................        (10)           7
  Commercial real estate .............................         --           --
  Commercial .........................................         --           (1)
  Consumer ...........................................        (11)          35
                                                         --------     --------
    Net charge-offs ..................................        (21)          41
                                                         --------     --------
Allowance for loan losses (at end of period) .........   $    270     $    249
                                                         ========     ========
Allowance for loan losses to total loans, net ........       0.85 %       0.82 %
                                                         ========     ========
Net charge-offs  to loans receivable, net ............      (0.07)%       0.14 %
                                                         ========     ========

Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See also " -- Bank Regulation -- Federal Home Loan Bank System." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 2000, the Bank's investment portfolio policy allowed investments in only U.S. Treasury obligations, U.S. Agency securities, mortgage-backed securities, municipal securities, federally-insured certificates of deposit, federal funds, FHLMC stock and FHLB overnight and term deposits. Investment decisions are made by the Bank's Investment Committee, which is comprised of the four senior officers. Three of the four committee members must agree on all decisions. The Board of Directors may authorize additional investments.

         In 1997, the Board of Directors of the Company authorized the investment in quality mutual funds. At September 30, 2000, the Company had a total investment of $1.0 million, with dividends reinvested of $106,000, in two different mutual funds. The market value of these funds was $1.58 million at that date. The Board of Directors has established a maximum initial investment limit of $1.0 million in such funds. The mutual funds purchased by the Company invest in equity securities and accordingly, the mutual funds are subject to market risk including potential loss of principal.

         Mortgage-Backed Securities. Primarily to supplement lending activities, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.

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

         The Bank also purchases mortgage-backed securities issued by government agencies that are currently qualified under the Internal Revenue Code, as amended (the "Code") as Real Estate Mortgage Investment Conduit ("REMICs"). REMICs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the REMIC. Certain residual REMIC interests may be riskier than many regular REMIC interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

         At September 30, 2000, all of the Bank's investment in REMICs consisted of regular interests and did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residuals or interest-only and principal-only securities. The REMICs held by the Bank at September 30, 2000 consisted solely of fixed-rate tranches. The securities are backed by mortgages on one-to-four-family residential real estate and have contractual maturities up to 30 years. The securities are PACs (Planned Amortization Classes) and are designed to provide a specific principal and interest cash-flow.

         At September 30, 2000, the Bank had REMICs with an aggregate carrying amount (including discounts and premiums) of $583,000, of which none were privately issued.

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

         Investment Securities Portfolio. The following table sets forth the amortized cost of the Company's investment securities portfolio, securities available-for-sale portfolio, short-term investments and FHLB stock at the dates indicated.

                                                         At September 30,
                                                        2000           1999
                                                       -----          ------
                                                           (In Thousands)

Investment securities available-for-sale: (1)
 U.S. Agency obligations ..................            15,249         15,749
 Municipal securities......................             1,886          2,033
 Mortgage-backed securities:
   GNMA....................................             4,389          4,001
   FHLMC...................................             3,606          3,949
   FNMA....................................             2,359          2,472
   REMIC's.................................               604            719
Investment in mutual funds(2)..............             1,106          1,073
                                                       ------         ------
   Total securities available for sale.....            29,199         29,996
                                                       ------         ------
FHLB stock.................................             1,055            988
                                                       ------         ------
   Total...................................           $30,254        $30,984
                                                       ======         ======

---------
(1)  Amounts shown at amortized cost, but carried at estimated fair value.
(2)  Includes two mutual funds held as available-for-sale.

         The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair value and weighted average yields for the Bank's investment securities at September 30, 2000 and 1999: (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                               As of September 30, 2000
                      --------------------------------------------------------------------------------------------------------------
                                                                                            More than              Total
                        One Year or Less     One to Five Years     Five to Ten Years        Ten Years      Investment Securities
                      -------------------- ---------------------  -------------------  ------------------- -------------------------
Investment
securities                                                                                                                 Estimated
available              Amortized   Average  Amortized    Average  Amortized   Average  Amortized Average Amortized Average   Fair
for sale: (1)             Cost      Yield     Cost       Yield      Cost       Yield     Cost    Yield     Cost     Yield    Value
-------------             ----      -----     ----       -----      ----       -----     ----    -----     ----     -----    -----
U. S. Agency
  obligations......    $    --        --     $ 3,500       6.30%    $11,749    6.40%   $    --      --%  $15,249     6.38%   $14,674
Municipal
  securities (2)...         75      7.58         205       7.53         540    7.21      1,066    6.86     1,886     7.06      1,823
Mortgage-backed
securities and
other pass-
throughs
    GNMA ..........         --        --          --         --          29    8.00      4,360    6.36     4,389     6.37      4,315
    FHLMC .........         --        --          36       8.89         236    6.88      3,334    6.56     3,606     6.61      3,557
    FNMA ..........         --        --          --         --          --      --      2,359    6.48     2,359     6.48      2,341
    REMIC's .......         --        --          --         --          --      --        604    6.63       604     6.63        583
                       -------               -------                -------            -------           -------             -------
  Total ...........    $    75      7.58%    $ 3,741       6.40%    $12,554    6.45%   $11,723    6.50%  $28,093     6.47%   $27,293
                       =======               =======                =======            =======           =======             =======

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                               As of September 30, 1999
                      --------------------------------------------------------------------------------------------------------------
                                                                                            More than              Total
                        One Year or Less     One to Five Years     Five to Ten Years        Ten Years      Investment Securities
                      -------------------- ---------------------  -------------------  ------------------- -------------------------
Investment
securities                                                                                                                 Estimated
available              Amortized   Average  Amortized    Average  Amortized   Average  Amortized Average Amortized Average   Fair
for sale: (1)             Cost      Yield     Cost       Yield      Cost       Yield     Cost    Yield     Cost     Yield    Value
-------------             ----      -----     ----       -----      ----       -----     ----    -----     ----     -----    -----
U. S. Agency
  obligations......    $    --        --     $ 2,000       5.95%    $13,749    6.45%   $    --      --%  $15,749     6.39%   $15,146
Municipal
  securities (2)...         75      7.27         281       7.54          58   10.61      1,619    6.90     2,033     7.11      1,945
Mortgage-backed
securities and
other pass-
throughs
    GNMA ..........         --        --          --         --          40    8.00      3,961    6.64     4,001     6.65      3,939
    FHLMC .........         --        --          53       8.68          82    8.25      3,814    6.60     3,949     6.66      3,891
    FNMA ..........         --        --          --         --          --      --      2,472    6.37     2,472     6.37      2,457
    REMIC's .......         --        --          --         --          --      --        719    6.63       719     6.63        692
                       -------               -------                -------            -------           -------             -------
  Total ...........    $    75      7.27%    $ 2,334       6.20%    $13,929    6.48%   $12,585    6.61%  $28,923     6.52%   $28,070
                       =======               =======                =======            =======           =======             =======

------------------------------------------------------------------------------------------------------------------------------------

---------------
(1)  Includes U.S. Agency securities and mortgage-backed securities but does not
     include   investment  in  mutual  funds  (See  -   "Investment   Securities
     Portfolio").
(2)  Calculated using tax equivalent yield

Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a lesser extent, maturities of investment securities, borrowings, maturities of mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also utilizes FHLB advances to meet liquidity and investing needs.

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

         Passbook savings, business checking, money market and NOW accounts constituted $13.976 million, or 43.57%, of the Bank's deposit portfolio at September 30, 2000 and the weighted average interest rate paid on such deposits at that date was 3.27%. Certificates of deposit (or time deposits) constituted $18.105 million, or 56.43% of the deposit portfolio of which $5.377 million, or 16.76% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. The weighted average interest rate paid on all certificate of deposits was 5.78% at September 30, 2000. As of September 30, 2000, the Bank had no brokered deposits.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.

                                                    Certificates
Maturity Period                                       of Deposit
---------------                                       ----------
                                                    (In Thousands)
Within three months........................              $ 2,190
More than three through six months.........                1,426
More than six through twelve months........                  752
Over twelve months.........................                1,009
                                                         -------
   Total...................................              $ 5,377
                                                         =======

         Borrowings. The Bank may obtain advances from the FHLB to supplement its supply of funds for loan origination. Advances from the FHLB are typically secured by a pledge of the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans and certain other assets. The Bank utilizes short-term FHLB advances primarily to fund loan originations and as a hedge against interest rates whereby funds from advances are invested in callable government agencies with terms to maturity of three to ten years. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds for loan origination and to meet deposit withdrawal requirements. At September 30, 2000, the Bank had $19.30 million of borrowings from the FHLB that consisted of $6.60 million in fixed-rate advances with rates of 5.95% to 7.49%, and $12.70 million in putable advances with rates of 4.77% to 6.84%. FHLB advances have been utilized by the

Bank to fund loan demand and to purchase investment securities. The Bank has used FHLB advances to fund the purchase of investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the rate earned on the investment securities and the rate paid on the FHLB advances.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                                        Year ended September 30,
                                                        ------------------------
                                                            2000         1999
                                                          --------     ---------
Short-term FHLB advances:                                    (In thousands)
  Average balance outstanding                             $  9,571     $ 10,926
  Maximum amount outstanding at any month-end
    during the period                                     $ 11,450     $ 12,000
  Weighted average interest rate during the period           5.75%        5.10%
Total short-term borrowings at end of period              $ 10,900     $ 11,700

Personnel

         At September 30, 2000 the Bank had eleven full-time and three part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Funs (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2000 at 0% to 0.027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Set forth below is information regarding the Bank's regulatory capital at September 30, 2000.

                                                     Percent of
                                        Amount     Adjusted Assets
                                        ------     ---------------
                                   (In Thousands)
GAAP Capital                            $11,079
Tangible Capital:
Regulatory requirement                      963            1.50%
Actual capital                           11,607           18.08%
                                  --------------    -------------
  Excess                                 10,644           16.58%
                                  ==============    =============

Core Capital:
Regulatory requirement                    1,926            3.00%
Actual capital                           11,607           18.08%
                                  --------------
  Excess                                  9,681           15.08%
                                  ==============    =============

Risk-Based Capital:
Regulatory Requirement                    2,064            8.00%
Actual capital                           11,877           46.04%
                                  --------------    -------------
  Excess                                  9,813           38.04%
                                  ==============    =============

         Net Portfolio Value. In order to encourage associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Bank's quarterly reports to the OTS, the Bank receives a report that measures interest rate risk by modeling the change in the Net Portfolio Value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps management might take to counter the effect of that interest rate movement. Under the OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at September 30, 2000 and the Bank was not exempt from the rule, the Bank's level of interest rate risk would have caused it to be treated as an institution with greater than "normal" interest rate risk. This would have resulted in a reduction in the risk-based capital ratio from the September 30, 2000 calculation of 46.04% to 39.14%, which is in excess of the required minimum of 8.00%. Utilizing the NPV measurement concept, at September 30, 2000, this would have resulted in a $3.134 million, or 14.99% decrease in the Bank's NPV, assuming a 200 basis point increase in interest rates with no effect given to steps management may take to counter the effect of that interest rate movement.

         The following table is provided by the OTS and illustrates the change in NPV at September 30, 2000, based on OTS assumptions, that will occur in the event of an immediate change in interest rates with no effect given to any steps which management might take to counter the effect of that interest rate movement.

                                                               Net Portfolio as % of
                               Net Portfolio Value            Portfolio Value of Assets
  Basis Point ("bp")  -------------------------------------   --------------------------
    Change in Rates   $ Amount    $ Change(1)      % Change   NPV Ratio (2)    Change(3)
--------------------  --------   -----------  -------------   -------------  -----------
                      (Dollars in Thousands)
        300 bp          7,556      (4,654)            (38)         12.87%      (611)bp
        200 bp          9,077      (3,134)            (26)         14.99%      (399)bp
        100 bp         10,662      (1,549)            (13)         17.07%      (191)bp
          0 bp         12,210                                      18.98%
      (100) bp         13,484       1,273              10          20.44%       147 bp
      (200) bp         13,864       1,654              14          20.79%       181 bp
      (300) bp         14,151       1,941              16          21.02%       204 bp

-----------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV"). The Bank's PV is the estimated present value of total assets. The PV of the Bank as of September 30, 2000, assuming no changes in interest rates, was $64.337 million.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         Under the OTS interest rate risk capital rule, those institutions with greater than "normal" levels of interest rate risk will be subject to an interest rate risk component in calculating their risk-based capital ratio. An institution with a "normal" level of interest rate risk is defined as one whose "Measured Interest Rate Risk" is less than 2.0%.

         The following table is provided by the OTS and is based on the calculations in the above table. It sets forth the IRR capital component that will be deducted from risk-based capital in determining the level of risk-based capital. At September 30, 2000, the change in NPV as a percentage of portfolio value of total assets is negative 4.87%, which is greater than negative 2.0%, indicating that the Bank has a greater than "normal" level of interest rate risk. As mentioned earlier, the Bank is exempt from any additional capital requirements; however, had the Bank been subject to the IRR capital component, its IRR capital component at September 30, 2000 would be approximately $322,000.

                                                                 September 30, 2000          September 30, 1999
                                                              --------------------------  --------------------------
RISK MEASURES: 200 BP RATE SHOCK:
Pre-Shock NPV Ratio: NPV as % of PV of Assets.................          18.98 %                     19.36 %
Exposure Measure: Post-Shock NPV Ratio........................          14.99 %                     14.46 %
Sensitivity Measure: Change in NPV Ratio......................           (399)bp                     (489)bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of PV of Assets............................          (4.87)%                     (5.85)%
Interest Rate Risk Capital Component ($000) (1)...............             --                          --

-------------
(1) No amounts are shown on the interest rate risk capital component line because the Bank is exempt from the IRR capital component.

         Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income. Furthermore, in times of decreasing interest rates, the value of fixed-rate assets could increase and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Bank.

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

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank after the conversion, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution does not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks ("FHLBs"), FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months, the Bank was in compliance with the QTL test in all twelve months during 1999 and 2000. As of September 30, 2000, the Bank was in compliance with its QTL requirement with 84.54% of its assets invested in QTIs.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve System requires a reserve.

Financial Services Modernization Bill

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The GLB Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

         Restrictions on Acquisitions. As a grandfathered unitary savings and loan holding company under the GLB Act, the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owner's Loan Act applicable to multiple holding companies. See "-Bank regulation - Qualified Thrift Lender Test.:

         If the Company were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the BHC Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Federal Securities Law. The Company's common stock is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the office owned by the Bank. The Bank owns and operates from its office located at 106 Fort Street, Buffalo, Wyoming 82834. The Bank has a total investment in office property and equipment of $1,040,000 with a net book value of $525,000 at September 30, 2000.

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
---------------------------

         The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the opinion of management, currently there are no such claims or lawsuits that would have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000 (the "Annual Report"), is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
--------------------------------------------------------------------------------

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

         13       Annual Report to Stockholders for the fiscal year ended September 30, 2000.

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


                                       CRAZY WOMAN CREEK BANCORP INCORPORATED



                                       By: /s/ Deane D. Bjerke
                                           -------------------------------------
                                           Deane D. Bjerke
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         In accordance with the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/Deane D. Bjerke                                  /s/John B. Snyder
-------------------------------------------         -----------------------------------------------------
Deane D. Bjerke                                     John B. Snyder
President and Chief Executive Officer               Vice President and Chief Financial Officer
(Principal Executive Officer)                       (Principal Financial and Accounting Officer)
Dated:  December   , 2000                           Dated:  December   , 2000


/s/Richard Reimann                                  /s/Douglas D. Osborn
-------------------------------------------         -----------------------------------------------------
Richard Reimann                                     Douglas D. Osborn
Chairman of the Board                               Director
Dated:  December   , 2000                           Dated:  December   , 2000


                                                    /s/Thomas J. Berry
-------------------------------------------         -----------------------------------------------------
Greg L. Goddard                                     Thomas J. Berry
Director                                            Director
Dated:  December   , 2000                           Dated:  December   , 2000


/s/Sandra K. Todd
-------------------------------------------
Sandra K. Todd
Director
Dated:  December   , 2000