Form 10KSB/A
period 2000-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 2001-01-03
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One):

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

         10.1     Form of Employment Contract with Crazy Woman Creek Bancorp Incorporated*

         10.2     Stock Option Plan**

         10.3     Management Stock Bonus Plan**

         11       Statement  regarding  computation of earnings per share (see Notes 1 and 12 to the Notes to Consolidated Financial Statements in the Annual Report)

         13       Annual Report to Stockholders for the fiscal year ended September 30, 2000

         21       Subsidiaries   of  the   Registrant   (See  "Item  1.   Business  of  the  Company"  and
                  "--Business of the Bank")

         23       Consent of Independent Auditors***

         27       Financial Data Schedule (in electronic filing only)

        (b)  Reports on Form 8-K.

             None.

----------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (33-80557) declared effective by the Commission on February 12, 1996.
** Incorporated by reference to the Registrant's Proxy Statement filed with the Commission on December 27, 1996.
***      Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRAZY WOMAN CREEK
                                          BANCORP INCORPORATED




Date:  January 3, 2001                By: /s/Deane D. Bjerke
                                          --------------------------------------
                                          Deane D. Bjerke
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)
                                          (Principal Executive Officer)