Form 10QSB
period 2000-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 2001-02-13
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at February 13, 2001:  799,608

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements (unaudited)

                       Consolidated Condensed Statements of Financial Condition at December 31,
                       2000 and September 30, 2000                                                       1

                       Consolidated Condensed Statements of Income for the Three Months ended
                       December 31, 2000 and 1999                                                        2

                       Consolidated Condensed Statements of Comprehensive Income for the Three
                       Months ended December 31, 2000 and 1999                                           3

                       Consolidated Condensed Statements of Cash Flows for the Three Months
                       ended December 31, 2000 and 1999                                                  4

                       Notes to Consolidated Condensed Financial Statements                              5

Item 2.                Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                     6


PART II.               OTHER INFORMATION
                       ---------------------

Item 1.                Legal Proceedings                                                                13

Item 2.                Changes in Securities and Use of Proceeds                                        13

Item 3.                Defaults upon Senior Securities                                                  13

Item 4.                Submission of Matters to a Vote of Security Holders                              13

Item 5.                Other Information                                                                13

Item 6.                Exhibits and Reports on Form 8-K                                                 13


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                                    December 31,           September 30,
                                                                                        2000                    2000
                                                                                 -------------------     -------------------
Assets                                                                                       (Dollars in thousands,
------                                                                                       except per share data)
Cash and cash equivalents                                                                   $ 1,571                 $ 2,796
Investment and mortgage-backed securities available-for-sale                                 28,765                  28,869
Stock in Federal Home Loan Bank of Seattle, at cost                                           1,073                   1,055
Loans receivable, net                                                                        31,749                  30,980
Accrued interest receivable                                                                     522                     534
Premises and equipment, net                                                                   1,326                     525
Income tax receivable                                                                            --                      28
Intangible assets                                                                               310                      --
Other assets                                                                                     61                      39
                                                                                 -------------------     -------------------
    Total assets                                                                            $65,377                 $64,826
                                                                                 ===================     ===================
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                  $33,232                 $32,081
  Advances from Federal Home Loan Bank                                                       17,650                  19,300
  Advances from borrowers for taxes and insurance                                                21                      72
  Income taxes payable                                                                            4                      --
  Deferred income taxes                                                                         164                      --
  Dividends payable                                                                              96                      96
  Accrued expenses and other liabilities                                                        805                     198
                                                                                 -------------------     -------------------
    Total liabilities                                                                        51,972                  51,747
                                                                                 -------------------     -------------------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at December 31, 2000
     and September 30, 2000                                                                      --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at December 31,
     2000 and September 30, 2000                                                                106                     106
  Additional paid-in surplus                                                                 10,102                  10,100
  Unearned ESOP/MSBP shares                                                                   (502)                   (528)
  Retained earnings, substantially restricted                                                 7,284                   7,271
  Accumulated other comprehensive income (loss)                                                  67                  (218)
  Treasury stock at cost, 275,976 shares at December 31,
     2000 and September 30, 2000                                                            (3,652)                (3,652)
                                                                                 -------------------     -------------------
    Total stockholders' equity                                                               13,405                  13,079
                                                                                 -------------------     -------------------
    Total liabilities and stockholders' equity                                              $65,377                 $64,826
                                                                                 ===================     ===================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           December 31,
                                                                         --------------------------------------------------
                                                                                2000                      1999
                                                                         --------------------      --------------------
                                                                           (Dollars in thousands, except per share data)
Interest Income
  Loans receivable                                                                    $  605                    $  572
  Mortgage-backed securities                                                             182                       182
  Investment securities                                                                  269                       301
  Other                                                                                   37                        32
                                                                         --------------------      --------------------
     Total interest income                                                             1,093                     1,087
Interest expense
  Deposits                                                                               393                       427
  Advances from Federal Home Loan Bank                                                   299                       206
                                                                         --------------------      --------------------
     Total interest expense                                                              692                       633
                                                                         --------------------      --------------------
     Net interest income                                                                 401                       454
Provision for loan losses                                                                 --                        --
                                                                         --------------------      --------------------
     Net interest income after provision for loan losses                                 401                       454
                                                                         --------------------      --------------------
Non-interest income
  Customer service charges                                                                17                        15
  Other operating income                                                                   8                         4
                                                                         --------------------      --------------------
     Total non-interest income                                                            25                        19
                                                                         --------------------      --------------------
Non-interest expense
  Compensation and benefits                                                              156                       123
  Occupancy and equipment                                                                 20                        18
  FDIC/SAIF deposit insurance premiums                                                     2                         4
  Advertising                                                                             12                        13
  Data processing services                                                                26                        29
  Professional fees                                                                       20                        13
  Other                                                                                   44                        36
                                                                         --------------------      --------------------
     Total non-interest expense                                                          280                       236
                                                                         --------------------      --------------------
     Income before income taxes                                                          146                       237
Income tax expense                                                                        45                        70
                                                                         --------------------      --------------------
     Net income                                                                       $  101                    $  167
                                                                         ====================      ====================

Dividends declared per common share                                                   $ 0.12                    $ 0.12
                                                                         ====================      ====================
Basic earnings per common share                                                       $ 0.13                    $ 0.20
                                                                         ====================      ====================
Diluted earnings per common share                                                     $ 0.13                    $ 0.20
                                                                         ====================      ====================

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                  Three Months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        December 31,
                                                               -------------------------------
                                                                   2000              1999
                                                               -------------     -------------
                                                                   (Dollars in thousands)
Net income                                                            $ 101             $ 167
Other comprehensive income
    Unrealized gains (losses) on investment and
        mortgage-backed securities available-for-sale:
        Realized and unrealized holding gains (losses)
           arising during the period                                    432              (201)
                                                               -------------     -------------
Other comprehensive income (loss), before tax                           432              (201)

Income tax benefit (expense) related to items of other
comprehensive income                                                   (147)               68
                                                               -------------     -------------

Other comprehensive income (loss), after tax                            285             (133)
                                                               -------------     -------------

Comprehensive income                                                  $ 386              $ 34
                                                               =============     =============

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                  Three Months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                       2000        1999
                                                                                     ---------   --------
Cash flows from operating activities:                                               (Dollars in thousands)
  Net income                                                                          $   101    $   167
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of premiums and discounts on securities available-for-sale, net           (3)         3
    Federal Home Loan Bank stock dividend                                                 (18)       (18)
    Depreciation                                                                           13          9
    Loss on sale of foreclosed real estate                                                 --          2
    Mutual funds dividends reinvested                                                      (3)       (25)
    Deferred loan origination fees, net                                                    (2)        (2)
    ESOP shares committed to be released                                                   13         14
    MSBP deferred compensation expense                                                     15         12
Change in:
        Accrued interest receivable                                                        12          9
        Income taxes                                                                       32         61
        Other assets                                                                      (22)        36
                Deferred income taxes                                                      17          8
        Accrued expenses and other liabilities                                            395        (13)
                                                                                      -------    -------
           Net cash provided by operating activities                                      550        263

Cash flows from investing activities:
  Purchases of securities available-for-sale                                               --     (1,190)
  Proceeds from maturities, calls and prepayments of securities available-for-sale        542        590
  Origination of loans receivable                                                      (2,900)    (1,856)
  Repayment of principal on loans receivable                                            2,228      1,961
  Acquisition of branch office                                                            773         --
  Purchase of premises and equipment                                                     (427)        (6)
  Proceeds from the sale of foreclosed real estate                                         --         (2)
                                                                                      -------    -------
    Net cash provided by (used in) investing activities                                   216       (503)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                    (202)       135
  Advances from Federal Home Loan Bank                                                  3,100      4,600
  Repayment of advances from Federal Home Loan Bank                                    (4,750)    (5,250)
  Net change in advances from borrowers for taxes and insurance                           (51)       (50)
  Dividends paid to stockholders                                                          (88)       (97)
                                                                                      -------    -------
    Net cash used in financing activities                                              (1,991)      (662)
                                                                                      -------    -------
Net decrease in cash and cash equivalents                                              (1,225)      (902)
Cash and cash equivalents at beginning of period                                        2,796      2,189
                                                                                      -------    -------
Cash and cash equivalents at end of period                                            $ 1,571    $ 1,287
                                                                                      =======    =======

Cash paid during period for:
   Interest                                                                           $   559    $   593
   Income taxes                                                                            --         --
Noncash Investing and Financing Activities:
    The  Company  transferred  loans of $0 and $73 to other  real  estate  owned during the three months ended December 31, 2000 and 1999, respectively

See notes to consolidated condensed financial statements

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                December 31, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report on Form 10KSB of Crazy Woman Creek Bancorp Incorporated (the "Company") for the fiscal year ended September 30, 2000.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                                                For the Three Months ended December 31, 2000
                                                            Net Income         Average Shares      Per Share Amount
                                                        -------------------  -------------------  -------------------
 Basic EPS
  Net income available to common stockholders                    $ 101,000              774,825         $ 0.13
                                                                                                          ====
 Effect of Dilutive Securities
   Incremental shares under stock option plan                           --                1,592
                                                        -------------------  -------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                       $   101,000              776,417         $ 0.13
                                                        ==================   ==================           ====

                                                               For the Three Months ended December 31, 1999
                                                           Net Income         Average Shares      Per Share Amount
                                                       -------------------- -------------------- --------------------
Basic EPS
  Net income available to common stockholders                     $167,000              829,995        $ 0.20
                                                                                                         ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                            --                1,676
                                                       -------------------- --------------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $   167,000              831,671        $ 0.20
                                                       ===================  ===================          ====

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
              AND SUBSIDIARY Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 2000

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

GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, its loan to the ESOP, and shares held in three mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans. The Bank also originates commercial real estate, business loans, home equity, consumer loans and loans secured by savings accounts. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds and short-term and medium-term U.S. Agency securities. The Bank hired a new commercial and agriculture loan officer in April 2000, and a branch president in December 2000, for its new branch located in Gillette, Wyoming. These new officers have extensive commercial and Small Business Administration lending experience. These loan officers will focus on the Bank's existing commercial customers for the origination of new commercial and agricultural loans.

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)
                                December 31, 2000


Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income is also affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

PURCHASE OF BRANCH

On December 27, 2000, the Bank purchased the building, loans and acquired the deposit liabilities, of the Gillette, Wyoming branch of Hulett National Bank. The transaction was accounted for as a purchase and accordingly, the Consolidated Statement of Income for the three months ended December 31, 2000 includes the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totalled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment and the assumption of $1.353 million in deposits. The premium paid over historical carrying values was $310,000, which has currently been allocated to goodwill and deposit premium. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank" ("Branch").

FINANCIAL CONDITION
-------------------
ASSETS

At December 31, 2000, assets totaled $65.377 million compared to total assets of $64.826 million at September 30, 2000. The increase was primarily a result of increases in net loans, premises and equipment and intangible assets, which more than offset the decreases in cash and cash equivalents and securities available-for-sale.

Cash and cash equivalents decreased $1.225 million during the period. The decrease was primarily the result of the increased loan demand and the repayment of FHLB advances.

Securities available for sale decreased by $104,000 during the first three months ended December 31, 2000. Securities prepayments of $542,000 were received on mortgage-backed securities and the market value of the securities increased $432,000 during the period. Amortization of premium and discounts and dividends accounted for $6,000 of the change in securities.

Loans receivable increased $769,000 during the first three months ended December 31, 2000. During this period, the Bank originated residential mortgage loans totaling $1.045 million, non-residential mortgage loans totaling $947,000, consumer loans totaling $638,000, and commercial loans totaling $270,000. During the same period, the Bank received scheduled principal payments and prepayments totaling $2.228 million on its loan portfolio.

Bank property and equipment increased by $801,000 and was primarily the result of the Branch purchase totaling $387,000, plus an additional lot in Gillette, Wyoming for $70,000 and additional bank equipment $71,000. In addition, during the quarter ended December 31, 2000, the Bank purchased land in Sheridan, Wyoming for the purpose of constructing a new branch. The Sheridan parcel of land consists of 1.48 acres. The total cost of the branch is estimated to be $1.4 million and the projected opening date is the first quarter of 2002.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)
                                December 31, 2000


Intangible assets increased $310,000 from the purchase of the Branch. Goodwill of $188,000 will be amortized straight line over fifteen years. Deposit premiums of $122,000 will be amortized over seven years using an accelerated method.

LIABILITIES

Deposits increased by $1.151 million from $32.081 million at September 30, 2000 to $33.232 million at December 31, 2000. The increase consisted primarily of $1.353 million of deposits assumed in the Branch purchase.

Advances from the FHLB decreased $1.650 million during the three months ended December 31, 2000. The advances are a supplement to the Bank's retail deposits and were paid down from the cash received in the Branch purchase.

Deferred income taxes increased by $164,000 during the first three months ended December 31, 2000 and was mainly the result of the increase in market value of available-for-sale securities. The market value of these securities increased $432,000 during the period, which resulted in the increase in deferred income taxes.

Accrued expenses and other liabilities increased $607,000 during the first three months ended December 31, 2000 as a result of an increase in accrued interest payable, outstanding corporate checks, and the $197,000 amounts due to seller from the Branch purchase.

STOCKHOLDERS' EQUITY
Overall, stockholders' equity increased $326,000 during the three months ended December 31, 2000. The increase in was primarily the result of increased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $132,000 at December 31, 2000, or 0.41% of total loans. This compares to $62,000 at September 30, 2000 or 0.20% of total loans. Non-performing loans at December 31, 2000 were comprised of two single-family mortgage loans, one commercial loan, and five consumer loans.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended December 31, 2000 and 1999.
------------------------------------------------------------

Net Income. Net income for the three months ended December 31 2000 totaled $101,000 compared to $167,000 for the three months ended December 31, 1999. Net income was lower in 2000 than in 1999 primarily due to a $53,000 decrease in net interest income, $7,000 increase in professional fees associated with general and corporate matters, an $8,000 increase in other expenses associated with supplies for the Branch, $33,000 increase in compensation and benefits resulting primarily from the hiring of a new commercial loan officer in April of 2000 and a Branch president in December 2000, and a decrease in tax expense related to a decrease taxable income.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)
                                December 31, 2000


Interest Income. For the three months ended December 31, 2000, interest income totaled $1.093 million compared to $1.087 million for the three months ended December 31, 1999. An increase in the volume of average earning assets from $62.541 million for the three months ended December 31, 1999 to $63.081 million for the same period in 2000 caused interest income to increase by $12,000. A slight decrease was experienced in the yield on average earning assets from 6.95% for the three months ended December 31, 1999 to 6.93% for the three months ended December 31, 2000, which contributed to a $6,000 decrease in interest income.

Interest Expense. Total interest expense increased by $59,000 from $633,000 for the three months ended December 31, 1999 to $692,000 for the same period in 2000. This was primarily a result of an increase in the cost of average interest-bearing liabilities.

Interest expense for deposits decreased by $34,000 from $427,000 for the three months ended December 31, 1999 to $393,000 for the same period in 2000. The cost of average interest-bearing deposits increased slightly from 4.99% for the three months ended December 31, 1999 to 5.05% for the three months ended December 31, 2000, which caused interest expense for deposits to increase by $5,000. A decrease in the volume of average interest-bearing deposits from $34.251 million for the three months ended December 31, 1999 to $31.125 million for the three months ended December 31, 2000, resulted in a $39,000 decrease in interest expense for deposits.

Interest expense for advances from the FHLB increased by $93,000 from $206,000 for the three months ended December 31, 1999 to $299,000 for the same period in 2000. The cost of average interest-bearing advances from the FHLB increased from 5.35% for the three months ended December 31, 1999 to 6.48% for the same period in 2000. This increase in the cost of average interest-bearing advances caused a $45,000 increase in interest expense. Average interest-bearing advances increased from $15.414 million for the three month period ended December 31, 1999 to $18.451 million for the three month period ended December 31, 2000, resulting in a $48,000 increase in interest expense for advances.

Net Interest Income. Net interest income decreased by $53,000 from $454,000 for the three months ended December 31, 1999 to $401,000 for the three months ended December 31, 2000. The decrease in net interest income was primarily caused by the increase in the cost of interest-bearing liabilities. The increase in average interest-earning assets was not offset by a corresponding increase in average interest-bearing liabilities as evidenced by the increase of the ratio of average interest-earning assets to average interest-bearing liabilities from 124.79% in 1999 to 127.24% in 2000. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income.

Net interest margin decreased from 2.93% for the three months ended December 31, 1999 to 2.54% for the three months ended December 31, 2000. The decrease in net interest margin was primarily caused by the disproportionate increase in cost of interest-bearing liabilities compared to interest-earning assets.

Provisions for Loan Losses. No provision was recorded during the three months ended December 31, 2000 and 1999. There were no loan charge-offs for the three months ended December 31, 2000 while recoveries totaled $10,000. In the three months ended December 31, 1999, there were no loan charge-offs while recoveries totaled $28,000.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)
                                December 31, 2000


Total Non-interest Income. Total non-interest income increased by $6,000 from $19,000 for the three months ended December 31, 1999 to $25,000 for the three months ended December 31, 2000 primarily due to a increase in customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $44,000 from $236,000 for the three months ended December 31, 1999 to $280,000 for the three months ended December 31, 2000. There were increases in compensation, occupancy and equipment, professional fees and other non-interest expenses, while there was a slight decrease in FDIC deposit insurance premiums, advertising, and data processing services.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2000 and 1999 was 30.82% and 29.54%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                            At December 30, 2000
                                         ---------------------------
                                                          Percentage
                                            Amount        of Assets
                                         -----------      ----------
                                             (Dollars in thousands)
GAAP Capital                               $11,423

Tangible capital                           $11,367           17.70%
Tangible capital requirement                   963            1.50%
                                           -------           -----
Excess                                     $10,404           16.20%
                                           =======           =====

Core capital                               $11,367           17.70%
Core capital requirements                    1,926            3.00%
                                           -------           -----
Excess                                     $ 9,441           14.70%
                                           =======           =====

Total risk-based capital (1)               $11,646           45.14%
Total risk-based capital requirement (1)     2,064            8.00%
                                           -------           -----
Excess (1)                                 $ 9,582           37.14%
                                           =======           =====

1)  Based on risk-weighted assets of $27,215

Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and, as a result, the ability of the Bank to meet its future minimum capital requirements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)
                                December 31, 2000


The Bank, before and after any proposed capital distributions must meet or exceed all capital requirements, is permitted to make capital distributions with prior notice to the Office of Thrift Supervision during any calendar year up to a total of current year net income and the preceding two years net income less dividends paid during the previous two years. The Bank currently exceeds all capital requirements and has been assessed as "well-capitalized" under the regulatory guidelines.

Liquidity. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of December 31, 2000 such borrowed funds totaled $17.650 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. Those levels may be adjusted from time-to-time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 63.59% and 64.62% at December 31, 2000 and 1999, respectively.

The amount of certificate accounts and FHLB advances, which are scheduled to mature during the twelve months ending December 31, 2001 is approximately $12.644 million and $9.250 million, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At December 31, 2000, the Bank had loan commitments outstanding of $412,000. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions. The Bank paid $200,000 in dividends for the three months ended December 31, 2000, to the Company for the payment of cash dividends to stockholders.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)
                                December 31, 2000

KEY OPERATING RATIOS
--------------------

                                                                     Three Months Ended
                                                                         December 31,
                                                      ---------------------------------------------
                                                                  2000 (1)            1999 (1)
                                                                ---------            ---------
                                                      (Dollars in thousands, except per share data)
                                                                       (Unaudited)

Return on average assets..........................                0.63%                1.06 %
Return on average equity..........................                3.08%                5.10 %
Interest rate spread..............................                1.35%                1.90 %
Net interest margin...............................                2.54%                2.93 %
Non-interest expense to average assets............                1.74%                1.49 %
Net charge-offs to average outstanding loans......               (0.03)%              (0.09)%


                                                        At December 31,      At September 30,
                                                             2000                  2000
                                                      -------------------- ------------------
Nonaccrual and 90 days past due loans.............              $  132                $   62
Repossessed real estate, held under judgment.....                   --                    --
                                                      -----------------    ------------------
  Total nonperforming assets......................                 132                    62
Nonperforming loans to total loans................               0.41%                 0.20%
Nonperforming assets to total assets..............               0.20%                 0.10%
Book value per share (2)..........................              $17.14                $15.53

----------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of December 31, 2000 and September 30, 2000 was 782,024. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2000. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                           None

                  (b)      Reports on Form 8-K

                           None.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February 13, 2001         By: /s/ Deane D. Bjerke
                                    --------------------------------------------
                                    Deane D. Bjerke
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: February 13, 2001         By: /s/ John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)