Form 10QSB
period 2001-03-31
CRAZY WOMAN CREEK BANCORP INC
filed 2001-05-14
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 11, 2001:  799,608

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ---        ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements (unaudited)

           Consolidated Condensed Statements of Financial Condition at
           March 31, 2001 and September 30, 2000                               1

           Consolidated Condensed Statements of Income for the Three and
           Six Months ended March 31, 2001 and 2000                            2

           Consolidated Condensed Statements of Comprehensive Income for
           the Three and Six Months ended March 31, 2001 and 2000              3

           Consolidated Condensed Statements of Cash Flows for the Six
           Months ended March 31, 2001 and 2000                                4

           Notes to Consolidated Condensed Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               7


PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                  15

Item 2.    Changes in Securities and Use of Proceeds                          15

Item 3.    Defaults upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits and Reports on Form 8-K                                   15


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                                  March 31,   September 30,
                                                                                    2001         2000
                                                                                 ----------    ---------
Assets                                                                            (Dollars in thousands,
------                                                                            except per share data)
Cash and cash equivalents                                                          $  4,654    $  2,796
Investment and mortgage-backed securities available-for-sale                         23,867      28,869
Stock in Federal Home Loan Bank of Seattle, at cost                                   1,090       1,055
Loans receivable, net                                                                33,380      30,980
Accrued interest receivable                                                             448         534
Premises and equipment, net                                                           1,415         525
Income tax receivable                                                                     -          28
Intangible assets, net of accumulated amortization of $12 at
    March 31, 2001                                                                      298           -
Other assets                                                                             35          39
                                                                                   --------    --------
    Total assets                                                                   $ 65,187    $ 64,826
                                                                                   ========    ========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                         $ 34,231    $ 32,081
  Advances from Federal Home Loan Bank                                               16,750      19,300
  Advances from borrowers for taxes and insurance                                        38          72
  Income taxes payable                                                                   25           -
  Deferred income taxes                                                                 188           -
  Dividends payable                                                                      96          96
  Accrued expenses and other liabilities                                                415         198
                                                                                   --------    --------
    Total liabilities                                                                51,743      51,747
                                                                                   --------    --------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at March 31, 2001
     and September 30, 2000                                                               -           -
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at March 31, 2001
     and September 30, 2000                                                             106         106
  Additional paid-in surplus                                                         10,106      10,100
  Unearned ESOP/MSBP shares                                                            (476)       (528)
  Retained earnings, substantially restricted                                         7,221       7,271
  Accumulated other comprehensive income (loss)                                         139        (218)
  Treasury stock at cost, 275,976 shares at March 31, 2001 and
      September 30, 2000                                                             (3,652)     (3,652)
                                                                                   --------    --------
    Total stockholders' equity                                                       13,444      13,079
                                                                                   --------    --------
    Total liabilities and stockholders' equity                                     $ 65,187    $ 64,826
                                                                                   ========    ========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                               March 31,               March 31,
                                                           ------------------     ----------------
                                                            2001     2000           2001     2000
                                                           ------   ------         ------   ------
                                                        (Dollars in thousands except per share data)
Interest income:
  Loans receivable                                         $  645   $  569         $1,250   $1,141
  Mortgage-backed securities                                  169      194            351      376
  Investment securities                                       223      277            492      578
  Other                                                        41       25             78       57
                                                           ------   ------         ------   ------
     Total interest income                                  1,078    1,065          2,171    2,152
Interest expense:
  Deposits                                                    407      390            800      817
  Advances from Federal Home Loan Bank                        267      216            566      422
  Other interest expense                                        2        -              2        -
                                                           ------   ------         ------   ------
     Total interest expense                                   676      606          1,368    1,239
                                                           ------   ------         ------   ------
     Net interest income                                      402      459            803      913
Provision for loan losses                                       -        -              -        -
                                                           ------   ------         ------   ------
     Net interest income after provision for loan losses      402      459            803      913
                                                           ------   ------         ------   ------
Non-interest income:
  Customer service charges                                     18       15             35       30
  Other operating income                                        8        8             16       12
                                                           ------   ------         ------   ------
     Total non-interest income                                 26       23             51       42
                                                           ------   ------         ------   ------
Non-interest expense:
  Compensation and benefits                                   213      121            369      244
  Occupancy and equipment                                      36       18             56       36
  FDIC/SAIF deposit insurance premiums                          2        2              4        6
  Advertising                                                   9        8             21       21
  Data processing services                                     32       27             58       54
  Professional fees                                            27       20             47       33
  Loss on disposal of assets                                   11        -             11        -
  Goodwill amortization                                         3        -              3        -
  Other                                                        62       60            106       98
                                                           ------   ------         ------   ------
     Total non-interest expense                               395      256            675      492
                                                           ------   ------         ------   ------
     Income before income taxes                                33      226            179      463
Income tax expense                                              7       72             52      142
                                                           ------   ------         ------   ------
     Net income                                            $   26   $  154         $  127   $  321
                                                           ======   ======         ======   ======

Dividends declared per common share                        $ 0.12   $ 0.12         $ 0.24   $ 0.24
                                                           ======   ======         ======   ======
Basic earnings per common share                            $ 0.03   $ 0.19         $ 0.16   $ 0.39
                                                           ======   ======         ======   ======
Diluted earnings per common share                          $ 0.03   $ 0.19         $ 0.16   $ 0.39
                                                           ======   ======         ======   ======

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)

                                                        Three Months Ended      Six Months Ended
                                                             March 31,              March 31,
                                                         ----------------       ----------------
                                                          2001     2000            2001     2000
                                                         -----    -----           -----    -----
                                                                 (Dollars in thousands)
Net income                                               $  26    $ 154           $ 127    $ 321
Other comprehensive income
    Unrealized gains (losses) on investment and
        mortgage-backed securities available-for-sale:
        Realized and unrealized holding gains (losses)
           arising during the period                       109      (28)            541     (182)

Income tax benefit (expense) related to items of other
comprehensive income                                       (37)      10            (184)      62
                                                         -----    -----           -----    -----
Other comprehensive income (loss), after tax                72      (18)            357     (120)
                                                         -----    -----           -----    -----
Comprehensive income                                     $  98    $ 136           $ 484    $ 201
                                                         =====    =====           =====    =====

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Six Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                         2001        2000
                                                                                      --------    --------
                                                                                     (Dollars in thousands)

Cash flows from operating activities:
  Net income                                                                          $    127    $    321
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of premiums and discounts on securities available-for-sale, net            (4)         (1)
    Amortization of intangibles, net                                                        12           -
    Federal Home Loan Bank stock dividend                                                  (35)        (34)
    Depreciation                                                                            34          18
    Loss on sale of foreclosed real estate                                                   -           2
    Loss on disposal of fixed assets                                                        11           -
    Mutual funds dividends reinvested                                                       (6)        (28)
    Deferred loan origination fees, net                                                      4         (11)
    ESOP shares committed to be released                                                    29          25
    MSBP deferred compensation expense                                                      29          24
Change in:
        Accrued interest receivable                                                         86         (20)
        Income taxes                                                                        53          76
        Other assets                                                                         4          38
        Deferred income taxes                                                                4          (3)
        Accrued expenses and other liabilities                                               5         (50)
                                                                                      --------    --------
           Net cash provided by operating activities                                       353         357

Cash flows from investing activities:
  Purchases of securities available-for-sale                                                 -      (1,669)
  Proceeds from maturities, calls and prepayments of securities available-for-sale       5,553         995
  Origination of loans receivable                                                       (6,674)     (3,728)
  Repayment of principal on loans receivable                                             4,365       3,646
  Acquisition of branch office                                                             773           -
  Purchase of premises and equipment                                                      (548)         (6)
  Proceeds from the sale of foreclosed real estate                                           -          (2)
                                                                                      --------    --------
    Net cash provided by (used in) investing activities                                  3,469        (764)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                      797         (23)
  Advances from Federal Home Loan Bank                                                   4,350      13,800
  Repayment of advances from Federal Home Loan Bank                                     (6,900)    (13,350)
  Net change in advances from borrowers for taxes and insurance                            (34)        (33)
  Repurchase of common stock                                                                 -        (475)
  Dividends paid to stockholders                                                          (177)       (193)
                                                                                      --------    --------
    Net cash used in financing activities                                               (1,964)       (274)
                                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents                                     1,858        (681)
Cash and cash equivalents at beginning of period                                         2,796       2,189
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $  4,654    $  1,508
                                                                                      ========    ========

Cash paid during period for:
   Interest                                                                           $  1,265    $  1,237
   Income taxes                                                                              -          69
Noncash Investing and Financing Activities:
    The  Company  transferred  loans of $0 and $73 to other  real  estate  owned during the six months ended March 31, 2001 and 2000, respectively.



See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                 March 31, 2001

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report on Form 10-KSB of Crazy Woman Creek Bancorp Incorporated (the "Company") for the fiscal year ended September 30, 2000.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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


                                                                 For the Three Months ended March 31, 2001
                                                            Net Income         Average Shares      Per Share Amount
                                                        -------------------  -------------------  -------------------
 Basic EPS
  Net income available to common stockholders                  $    26,000              777,172         $ 0.03
                                                                                                        ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                           --               11,370
   Incremental shares related to MSBP                                   --                  562
                                                        -------------------  -------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                       $    26,000              789,104         $ 0.03
                                                               ===========              =======         ======

                                                                 For the Three Months ended March 31, 2000
                                                           Net Income         Average Shares      Per Share Amount
                                                       -------------------- -------------------- --------------------
Basic EPS
  Net income available to common stockholders                  $   154,000              802,538        $ 0.19
                                                                                                       ======
Effect of Dilutive Securities
  Incremental shares under stock option plan                            --                  215
                                                       -------------------- --------------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $   154,000              802,753        $ 0.19
                                                               ===========              =======        ======

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                 March 31, 2001


                                                                  For the Six Months ended March 31, 2001
                                                            Net Income         Average Shares      Per Share Amount
                                                        -------------------  -------------------  -------------------

 Basic EPS
  Net income available to common stockholders                  $   127,000              775,986         $ 0.16
                                                                                                        ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                           --                  947
   Incremental shares related to MSBP                                   --                  281
                                                        -------------------  -------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                       $   127,000              777,214         $ 0.16
                                                               ===========              =======         ======

                                                                  For the Six Months ended March 31, 2000
                                                           Net Income         Average Shares      Per Share Amount
                                                       -------------------- -------------------- --------------------
Basic EPS
  Net income available to common stockholders                  $   321,000              816,341        $ 0.39
                                                                                                       ======
Effect of Dilutive Securities
  Incremental shares under stock option plan                            --                  947
                                                       -------------------- --------------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $   321,000              817,288        $ 0.39
                                                               ===========              =======        ======

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
              AND SUBSIDIARY Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 2001


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

GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, its loan to the ESOP, and shares held in mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans. The Bank also originates commercial real estate loans, business loans, home equity loans, consumer loans and loans secured by savings accounts. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds and short-term and medium-term U.S. Agency securities. The Bank hired a new commercial and agriculture loan officer in April 2000, and a branch president in December 2000, for its new branch located in Gillette, Wyoming. These new officers have extensive commercial and Small Business Administration lending experience. These loan officers will focus on the Bank's existing commercial customers for the origination of new commercial and agricultural loans.

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001


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

PURCHASE OF BRANCH

On December 27, 2000, the Bank purchased the building, equipment, loans and acquired the deposit liabilities of the Gillette, Wyoming branch of Hulett National Bank. The transaction was accounted for as a purchase and accordingly, the Consolidated Condensed Statement of Income for the three and six months ended March 31, 2001 includes the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment and the assumption of $1.353 million in deposits. The premium paid over historical carrying values was $310,000, which has currently been allocated to goodwill and deposit premium. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank" ("Branch").

FINANCIAL CONDITION
-------------------

ASSETS

At March 31, 2001, assets totaled $65.187 million compared to total assets of $64.826 million at September 30, 2000. The increase was primarily a result of increases in cash, net loans, premises and equipment and intangible assets, which more than offset the decrease in securities available-for-sale.

Cash and cash equivalents increased $1.858 million during the period. The increase was primarily the result of the increase in deposits and the maturity of investment securities available-for-sale, offset somewhat by increased loan demand and the repayment of FHLB advances.

Securities available for sale decreased by $5.002 million during the six months ended March 31, 2001. Securities prepayments, calls and maturities of $5.553 million were received on investment securities available-for-sale and the market value of the securities increased $541,000 during the period. Amortization of premium discounts and dividends accounted for $10,000 of the increase in securities.

Loans receivable increased $2.400 million during the six months ended March 31, 2001. During this period, the Bank originated residential mortgage loans totaling $1.993 million, non-residential mortgage loans totaling $2.372 million, consumer loans totaling $1.550 million, and commercial loans totaling $485,000. During the same period, the Bank received scheduled principal payments and prepayments totaling $4.365 million on its loan portfolio.

Bank property and equipment increased by $890,000 and was primarily the result of the Branch purchase totaling $387,000, plus an additional lot in Gillette, Wyoming for $70,000 and additional bank equipment totaling $185,000 including purchase since the date of acquisition. In addition, during the six months ended March 31, 2001, the Bank purchased land in Sheridan, Wyoming for $321,000,

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001


for the purpose of constructing a new branch. The Sheridan parcel of land consists of 1.48 acres. The total cost of the branch is estimated to be $1.4 million and the projected opening date is the first quarter of 2002.

Intangible assets increased $298,000 from the purchase of the Branch. Goodwill of $188,000 will be amortized straight line over fifteen years. Deposit premiums of $122,000 will be amortized over seven years using an accelerated method.

LIABILITIES

Deposits increased by $2.150 million from $32.081 million at September 30, 2000 to $34.231 million at March 31, 2001. The increase consisted primarily of $1.353 million of deposits assumed in the Branch purchase and an increase in deposits of $787,000.

Advances from the FHLB decreased $2.550 million during the six months ended March 31, 2001. The advances are a supplement to the Bank's retail deposits and were paid down from the cash received in the Branch purchase.

Deferred income taxes increased by $188,000 during the six months ended March 31, 2001 and was mainly the result of the increase in market value of available-for-sale securities. The market value of these securities increased $541,000 during the period, which resulted in the increase in deferred income taxes.

Accrued expenses and other liabilities increased $217,000 during the six months ended March 31, 2001 as a result of an increase in accrued interest payable, outstanding corporate checks, and the $98,000 amount due to seller from the Branch purchase.

STOCKHOLDERS' EQUITY
Overall, stockholders' equity increased $365,000 during the six months ended March 31, 2001. The increase in was primarily the result of increased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $201,000 at March 31, 2001, or 0.59% of gross loans. This compares to $62,000 at September 30, 2000 or 0.20% of total loans. Non-performing loans at March 31, 2001 were comprised of five single-family mortgage loans, one commercial loan, and one consumer loan.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended March 31, 2001 and 2000.
---------------------------------------------------------

Net Income. Net income for the three months ended March 31 2001 totaled $26,000 compared to $154,000 for the three months ended March 31, 2000. Net income was lower in 2001 than in 2000 primarily due to the Branch operations, specifically a $57,000 decrease in net interest income, a $92,000 increase in compensation and benefits resulting primarily from the hiring of a new commercial loan officer in April 2000, a Branch president in December 2000 and three staff members in the new branch, a $18,000 increase in occupancy and equipment, a $5,000 increase in data processing costs, a $7,000

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001


increase in professional fees associated with general and corporate matters, an $11,000 increase in loss on disposal of equipment, a $3,000 increase in amortization and a $2,000 increase in other expenses associated with supplies, and a $65,000 decrease in tax expense related to a decrease in taxable income.

Interest Income. For the three months ended March 31, 2001, interest income totaled $1.078 million compared to $1.065 million for the three months ended March 31, 2000. A decrease in the volume of average earning assets from $62.384 million for the three months ended March 31, 2000 to $62.069 million for the same period in 2001 did not materially affect interest income. A slight increase was experienced in the yield on average earning assets from 6.84% for the three months ended March 31, 2000 to 6.95% for the three months ended March 31, 2001, which contributed to a $13,000 increase in interest income.

Interest Expense. Total interest expense increased by $70,000 from $606,000 for the three months ended March 31, 2000 to $676,000 for the same period in 2001. This was primarily a result of an increase in the cost of average interest-bearing liabilities.

Interest expense for deposits including deposit premium amortization increased by $17,000 from $390,000 for the three months ended March 31, 2000 to $407,000 for the same period in 2001. The cost of average interest-bearing deposits increased slightly from 4.64% for the three months ended March 31, 2000 to 4.94% for the three months ended March 31, 2001, which caused interest expense for deposits to increase by $24,000. A decrease in the volume of average interest-bearing deposits from $33.597 million for the three months ended March 31, 2000, to $32.981 million for the three months ended March 31, 2001, resulted in a $7,000 decrease in interest expense for deposits.

Interest expense for advances from the FHLB increased by $51,000 from $216,000 for the three months ended March 31, 2000 to $267,000 for the same period in 2001. The cost of average interest-bearing advances from the FHLB increased from 5.50% for the three months ended March 31, 2000 to 6.33% for the same period in 2001. This increase in the cost of average interest-bearing advances caused a $32,000 increase in interest expense. Average interest-bearing advances increased from $15.714 million for the three month period ended March 31, 2000, to $17.011 million for the three month period ended March 31, 2001, resulting in a $21,000 increase in interest expense for advances.

Net Interest Income. Net interest income decreased by $57,000 from $459,000 for the three months ended March 31, 2000 to $402,000 for the three months ended March 31, 2001. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income. The decrease in average interest-earning assets was not offset by a corresponding decrease in average interest-bearing liabilities as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 126.51% in 2000 to 124.16% in 2001.

Net interest margin decreased from 2.96% for the three months ended March 31, 2000 to 2.59% for the three months ended March 31, 2001. The decrease in net interest margin was primarily caused by the disproportionate increase in cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. No provision was recorded during the three months ended March 31, 2001 and 2000. There were $7,000 in loan charge-offs for the three months ended March 31, 2001 while recoveries totaled $22,000. In the three months ended March 31, 2000, there were $4,000 in loan charge-offs while recoveries totaled $4,000.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001



Total Non-interest Income. Total non-interest income increased by $3,000 from $23,000 for the three months ended March 31, 2000 to $26,000 for the three months ended March 31, 2001 primarily due to an increase in customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $139,000 from $256,000 for the three months ended March 31, 2000 to $395,000 for the three months ended March 31, 2001. There were increases in compensation, occupancy and equipment, data processing costs, professional fees, loss on disposal of equipment, amortization and other non-interest expenses.

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2001 and 2000 was 21.21% and 31.86%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income. March 31, 2001 tax is significantly lower than 2000 due to lower net income and the effect of tax exempt interest income in relation to the lower taxable income.

Comparison of Six Months Ended March 31, 2001 and 2000.
-------------------------------------------------------

Net Income. Net income for the six months ended March 31 2001, totaled $127,000 compared to $321,000 for the six months ended March 31, 2000. Net income was lower in 2001 than in 2000 primarily due to a $110,000 decrease in net interest income, a $20,000 increase in occupancy and equipment expenses associated with the additional Branch and increased depreciation expense, a $14,000 increase in professional fees associated with general and corporate matters, a $11,000 loss on disposal of equipment related to new signage, a $8,000 increase in other expenses associated with supplies for the Branch, and a $125,000 increase in compensation and benefits resulting primarily from the hiring of a new commercial loan officer in April 2000, a Branch president in December 2000 and three staff members for the new branch, and a $90,000 decrease in tax expense related to a decrease in taxable income.

Interest Income. For the six months ended March 31, 2001, interest income totaled $2.171 million compared to $2.152 million for the six months ended March 31, 2000. A slight increase in the volume of average earning assets from $62.462 million for the six months ended March 31, 2000 to $62.575 million for the same period in 2001 caused interest income to increase by $12,000. A slight increase was experienced in the yield on average earning assets from 6.89% for the six months ended March 31, 2000 to 6.94% for the six months ended March 31, 2001, which contributed to a $7,000 increase in interest income.

Interest Expense. Total interest expense increased by $129,000 from $1.239 million for the six months ended March 31, 2000 to $1.368 million for the same period in 2001. This was primarily a result of an increase in the cost of average interest-bearing liabilities.

Interest expense for deposits including deposit premium amortization decreased by $17,000 from $817,000 for the six months ended March 31, 2000 to $800,000 for the same period in 2001. The cost of average interest-bearing deposits increased slightly from 4.82% for the six months ended March 31, 2000 to 4.99% for the six months ended March 31, 2001, which caused interest expense for deposits to increase by $29,000. A decrease in the volume of average interest-bearing deposits from $33.924 million for the six months ended March 31, 2000 to $32.052 million for the six months ended March 31, 2001, resulted in a $46,000 decrease in interest expense for deposits.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001

Interest expense for advances from the FHLB increased by $144,000 from $422,000 for the six months ended March 31, 2000 to $566,000 for the same period in 2001. The cost of average interest-bearing advances from the FHLB increased from 5.42% for the six months ended March 31, 2000 to 6.41% for the same period in 2001. This increase in the cost of average interest-bearing advances caused an $82,000 increase in interest expense. Average interest-bearing advances increased from $15.564 million for the six month period ended March 31, 2000 to $17.731 million for the six month period ended March 31, 2001, resulting in a $64,000 increase in interest expense for advances.

Net Interest Income. Net interest income decreased by $110,000 from $913,000 for the six months ended March 31, 2000 to $803,000 for the six months ended March 31, 2001. The decrease in net interest income was primarily caused by the increase in the cost and volume of interest-bearing liabilities. The increase in average interest-bearing liabilities was not offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 126.22% in 2000 to 125.70% in 2001. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income.

Net interest margin decreased from 2.92% for the six months ended March 31, 2000 to 2.57% for the six months ended March 31, 2001. The decrease in net interest margin was primarily caused by the disproportionate increase in cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. No provision was recorded during the six months ended March 31, 2001 and 2000. There was $7,000 in loan charge-offs for the six months ended March 31, 2001 while recoveries totaled $32,000. In the six months ended March 31, 2000, there was $4,000 in loan charge-offs while recoveries totaled $32,000.

Total Non-interest Income. Total non-interest income increased by $9,000 from $42,000 for the six months ended March 31, 2000 to $51,000 for the six months ended March 31, 2001 primarily due to an increase in customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $183,000 from $492,000 for the six months ended March 31, 2000 to $675,000 for the six months ended March 31, 2001. There were increases in compensation, occupancy and equipment, professional fees, loss on disposal of equipment, amortization of goodwill and other non-interest expenses.

Provision for Income Taxes. The effective tax rate for the six months ended March 31, 2001 and 2000 was 29.05% and 30.74%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001

                                                      At March 31, 2001
                                                 -------------------------------
                                                                      Percentage
                                                  Amount              of Assets
                                                 --------              --------
                                                     (Dollars in thousands)
GAAP Capital.................................... $ 11,708

Tangible capital................................ $ 11,387               17.91%
Tangible capital requirement....................      953                1.50%
                                                 --------               -----
Excess..........................................   10,434               16.41%
                                                 ========               =====

Core capital.................................... $ 11,434               17.99%
Core capital requirements.......................    1,907                3.00%
                                                 --------               -----
Excess..........................................    9,527               14.99%
                                                =========               =====

Total risk-based capital (1).................... $ 11,729               41.03%
Total risk-based capital requirement (1)........    2,287                8.00%
                                                 --------               -----
Excess (1)......................................    9,442               33.03%
                                                 ========               =====

1)  Based on risk-weighted assets of $28,584

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

Liquidity. The Bank is required under federal regulations to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of March 31, 2001 such borrowed funds totaled $16.750 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                 March 31, 2001



The amount of certificate accounts and FHLB advances, which are scheduled to mature during the twelve months ending March 31, 2002 is approximately $10.432 million and $10.050 million, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At March 31, 2001, the Bank had loan commitments outstanding of $2.293 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments and if necessary through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions. The Bank paid $200,000 in dividends for the six months ended March 31, 2001, to the Company for the payment of cash dividends to stockholders.

KEY OPERATING RATIOS
--------------------

                                                      Three Months Ended                      Six Months Ended
                                                           March 31,                              March 31,
                                                -------------------------------         ------------------------------
                                                   2001 (1)           2000 (1)            2001 (1)            2000 (1)
                                                ----------------------------------------------------------------------
                                                               (Dollars in thousands, except per share data)
                                                                              (Unaudited)
Return on average assets                             0.16%               0.96%              0.40%               1.01%
Return on average equity                             0.77%               4.60%              1.92%               4.88%
Interest rate spread                                 1.54%               1.92%              1.44%               1.96%
Net interest margin                                  2.59%               2.96%              2.56%               2.96%
Non-interest expense to average
   assets                                            2.44%               1.58%              2.09%               1.55%
Net charge-offs to average
   outstanding loans                                (0.04%)              0.00%             (0.07%)             (0.09%)

                                              At March 31,        At September
                                                  2001              31, 2000
                                            ------------------ ----------------
Nonaccrual and 90 days past due
   loans                                              $201                $ 62
Repossessed real estate, held under
   judgment                                             --                  --
                                            ---------------    ----------------
  Total nonperforming assets                          $201                $ 62
                                            ===============    ================
Nonperforming loans to gross loans                    0.59%               0.20%
Nonperforming assets to total assets                  0.31%               0.10%
Book value per share (2)                             $17.19              $16.73

----------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of March 31, 2001 and September 30, 2000 was 782,024. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On  January  24,  2001,   the  Company  held  its  annual   meeting  of
         stockholders and the following items were presented:

         Election of Directors Greg L. Goddard and Douglas D. Osborn for terms of three years ending 2004 and the ratification of the appointment of KPMG LLP as the Company's auditors for the 2001 fiscal year.

         Votes were as follows:

                                              For       Against      Withheld
                                            -------    ---------    ----------

         Greg L. Goddard                    710,097       --         20,904
         Douglas D. Osborn                  710,122       --         20,879

         Ratification of KPMG LLP           725,010      3,730        2,261

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


                                CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: May 11, 2001              By: /s/ Deane D. Bjerke
                                    --------------------------------------------
                                Deane D. Bjerke
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date: May 11, 2001              By: /s/ John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)