Form 10QSB
period 2001-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 2001-08-14
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 10, 2001:  804,608

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements (unaudited)

           Consolidated Condensed Statements of Financial Condition at June
           30,  2001 and September 30, 2000                                    1

           Consolidated Condensed Statements of Income for the Three and
           Nine Months ended June 30, 2001 and 2000                            2

           Consolidated Condensed Statements of Comprehensive Income for
           the Three and Nine Months ended June 30, 2001 and 2000              3

           Consolidated Condensed Statements of Cash Flows for the Nine
           Months ended June 30, 2001 and 2000                                 4

           Notes to Consolidated Condensed Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8


PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings                                                  15

Item 2.    Changes in Securities and Use of Proceeds                          15

Item 3.    Defaults upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits and Reports on Form 8-K                                   15


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)


                                                                     June 30,  September 30,
                                                                       2001        2000
                                                                     --------    --------
                                                                     (Dollars in thousands,
                                                                     except per share data)
Assets
------
Cash and cash equivalents                                            $  2,337    $  2,796
Investment and mortgage-backed securities available-for-sale           27,343      28,869
Stock in Federal Home Loan Bank of Seattle, at cost                     1,109       1,055
Loans receivable, net                                                  36,206      30,980
Accrued interest receivable                                               474         534
Premises and equipment, net                                             1,593         525
Income tax receivable                                                      42          28
Intangible assets, net of accumulated amortization of $23 at
    June 30, 2001                                                         287          --
Other assets                                                               58          39
                                                                     --------    --------
    Total assets                                                     $ 69,449    $ 64,826
                                                                     ========    ========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                           $ 38,350    $ 32,081
  Advances from Federal Home Loan Bank                                 16,000      19,300
  Advances from borrowers for taxes and insurance                          56          72
  Deferred income taxes                                                   198          --
  Dividends payable                                                        97          96
  Accrued expenses and other liabilities                                1,275         198
                                                                     --------    --------
    Total liabilities                                                  55,976      51,747
                                                                     --------    --------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at June 30, 2001
     and September 30, 2000                                                --          --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at June 30, 2001
     and September 30, 2000                                               106         106
  Additional paid-in surplus                                           10,112      10,100
  Unearned ESOP/MSBP shares                                              (456)       (528)
  Retained earnings, substantially restricted                           7,193       7,271
  Accumulated other comprehensive income (loss)                           105        (218)
  Treasury stock at cost, 270,476 and 275,976 shares at
      June 30, 2001 and September 30, 2000, respectively               (3,587)     (3,652)
                                                                     --------    --------
    Total stockholders' equity                                         13,473      13,079
                                                                     --------    --------
    Total liabilities and stockholders' equity                       $ 69,449    $ 64,826
                                                                     ========    ========

See notes to consolidated condensed financial statements

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                                June 30,                       June 30,
                                                           ---------------------        --------------------
                                                            2001           2000          2001          2000
                                                           ------         ------        ------        ------
                                                               (Dollars in thousands except per share data)
Interest income:
  Loans receivable                                         $  703        $  587        $1,953        $1,728
  Mortgage-backed securities                                  185           195           536           571
  Investment securities                                       170           277           662           855
  Other                                                        52            23           130            80
                                                           ------        ------        ------        ------
     Total interest income                                  1,110         1,082         3,281         3,234
Interest expense:
  Deposits                                                    430           383         1,230         1,200
  Advances from Federal Home Loan Bank                        258           246           824           668
  Other interest expense                                        1            --             3            --
                                                           ------        ------        ------        ------
     Total interest expense                                   689           629         2,057         1,868
                                                           ------        ------        ------        ------
     Net interest income                                      421           453         1,224         1,366
Provision for loan losses                                      --            --            --            --
                                                           ------        ------        ------        ------
     Net interest income after provision for loan losses      421           453         1,224         1,366
                                                           ------        ------        ------        ------
Non-interest income:
  Customer service charges                                     23            16            58            46
  Other operating income                                       11             6            27            18
                                                           ------        ------        ------        ------
     Total non-interest income                                 34            22            85            64
                                                           ------        ------        ------        ------
Non-interest expense:
  Compensation and benefits                                   212           142           581           386
  Occupancy and equipment                                      40            30            96            66
  FDIC/SAIF deposit insurance premiums                          1             2             5             8
  Advertising                                                  12            11            33            32
  Data processing services                                     35            27            93            81
  Professional fees                                            15            16            62            49
  Loss on disposal of assets                                   --            --            11            --
  Goodwill amortization                                         3            --             6            --
  Other                                                        52            41           158           139
                                                           ------        ------        ------        ------
     Total non-interest expense                               370           269         1,045           761
                                                           ------        ------        ------        ------
     Income before income taxes                                85           206           264           669
Income tax expense                                             25            49            77           191
                                                           ------        ------        ------        ------
     Net income                                            $   60        $  157        $  187        $  478
                                                           ======        ======        ======        ======

Dividends declared per common share                        $ 0.12        $ 0.12        $ 0.36        $ 0.36
                                                           ======        ======        ======        ======
Basic earnings per common share                            $ 0.08        $ 0.20        $ 0.24        $ 0.59
                                                           ======        ======        ======        ======
Diluted earnings per common share                          $ 0.08        $ 0.20        $ 0.24        $ 0.59
                                                           ======        ======        ======        ======

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                                 June 30,                       June 30,
                                                         ---------------------           ---------------------
                                                          2001            2000            2001            2000
                                                         -----           -----           -----           -----
                                                                        (Dollars in thousands)
Net income                                               $  60           $ 157           $ 187           $ 478
Other comprehensive income
    Unrealized gains (losses) on investment and
        mortgage-backed securities available-for-sale:     (53)             30             489            (152)

Income tax benefit (expense) related to items of other
comprehensive income                                        18             (10)           (166)             52
                                                         -----           -----           -----           -----

Other comprehensive income (loss), after tax               (35)             20             323            (100)
                                                         -----           -----           -----           -----

Comprehensive income                                     $  25           $ 177           $ 510           $ 378
                                                         =====           =====           =====           =====


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Nine Months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                        2001        2000
                                                                                      --------    --------
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                          $    187    $    478
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of premiums and discounts on securities available-for-sale, net            (3)         (7)
    Amortization of intangibles, net                                                        23          --
    Federal Home Loan Bank stock dividend                                                  (54)        (50)
    Depreciation                                                                            57          37
    Loss on sale of foreclosed real estate                                                  --           2
    Loss on disposal of fixed assets                                                        11          --
    Mutual funds dividends reinvested                                                       (8)        (30)
    Deferred loan origination fees, net                                                     12          (8)
    ESOP shares committed to be released                                                    46          37
    MSBP deferred compensation expense                                                      44          38
Change in:
        Accrued interest receivable                                                         60          (2)
        Income taxes                                                                       (14)          3
        Other assets                                                                       (19)         42
        Deferred income taxes                                                               32          (5)
        Accrued expenses and other liabilities                                             865          48
                                                                                      --------    --------
           Net cash provided by operating activities                                     1,239         577

Cash flows from investing activities:
  Purchases of securities available-for-sale                                            (7,587)     (1,669)
  Proceeds from maturities, calls and prepayments of securities available-for-sale       9,613       1,547
  Origination of loans receivable                                                      (13,143)     (6,135)
  Repayment of principal on loans receivable                                             8,000       5,629
  Acquisition of branch office                                                             773          --
  Purchase of premises and equipment                                                      (749)        (24)
  Proceeds from the sale of foreclosed real estate                                          --          (2)
                                                                                      --------    --------
    Net cash used in investing activities                                               (3,093)       (654)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                    4,916        (605)
  Advances from Federal Home Loan Bank                                                   4,350      24,200
  Repayment of advances from Federal Home Loan Bank                                     (7,650)    (23,400)
  Net change in advances from borrowers for taxes and insurance                            (16)        (13)
  Repurchase of common stock                                                                --        (475)
  Exercise of stock options                                                                 59          --
  Dividends paid to stockholders                                                          (264)       (286)
                                                                                      --------    --------
    Net cash provided by (used in) financing activities                                  1,395        (579)
                                                                                      --------    --------
Net decrease in cash and cash equivalents                                                 (459)       (650)
Cash and cash equivalents at beginning of period                                         2,796       2,189
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $  2,337    $  1,539
                                                                                      ========    ========

Cash paid during period for:
   Interest                                                                           $  1,922    $  1,866
   Income taxes                                                                             63         208
Noncash Investing and Financing Activities:
    The  Company  transferred  loans of $0 and $73 to other  real  estate  owned during the nine months ended June 30, 2001 and 2000, respectively


See notes to consolidated condensed financial statements

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                  June 30, 2001


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  IMPACT OF RECENTLY ISSUED ACCOUNT STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition,

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                  June 30, 2001


to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $182,000 and unamortized deposit premium in the amount of $105,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3,000 and $6,000 for the three months ended June 30, 2001 and the nine months ended June 30, 2001, respectively. Amortization expense related to deposit premium was $8,000 and $16,000 for the three months ended June 30, 2001 and the nine months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                  June 30, 2001

                                                                  For the Three Months ended June 30, 2001
                                                            Net Income         Average Shares      Per Share Amount
                                                        -------------------  -------------------  -------------------
 Basic EPS
  Net income available to common stockholders                     $ 60,000              780,999         $ 0.08
                                                                                                        ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                           --               13,561
   Incremental shares related to MSBP                                   --                  585
                                                        ----------------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                          $ 60,000              795,145         $ 0.08
                                                                  ========              =======         ======


                                                                 For the Three Months ended June 30, 2000
                                                           Net Income         Average Shares      Per Share Amount
                                                       -------------------- -------------------- --------------------
Basic EPS
  Net income available to common stockholders                     $157,000              791,148        $ 0.20
                                                                                                       ======
Effect of Dilutive Securities
  Incremental shares under stock option plan                            --                   --
                                                       -----------------------------------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                           $157,000              791,148        $ 0.20
                                                                  ========              =======        ======

                                                                  For the Nine Months ended June 30, 2001
                                                            Net Income         Average Shares      Per Share Amount
                                                        -------------------  -------------------  -------------------
 Basic EPS
  Net income available to common stockholders                     $187,000              777,664         $ 0.24
                                                                                                        ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                           --                8,840
   Incremental shares related to MSBP                                   --                  382
                                                        -------------------  -------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                          $187,000              786,757         $ 0.24
                                                                  ========              =======         ======

                                                                  For the Nine Months ended June 30, 2000
                                                           Net Income         Average Shares      Per Share Amount
                                                       -------------------- -------------------- --------------------
Basic EPS
  Net income available to common stockholders                     $478,000              807,972        $ 0.59
                                                                                                         ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                            --                  631
                                                       ----------------------------------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $   478,000              808,603        $ 0.59
                                                                ==========              =======          ====

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  June 30, 2001

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001


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

PURCHASE OF BRANCH

On December 27, 2000, the Bank purchased the building, equipment, loans and acquired the deposit liabilities of the Gillette, Wyoming branch of Hulett National Bank. The transaction was accounted for as a purchase and accordingly, the Consolidated Condensed Statement of Income for the three and nine months ended June 30, 2001 includes the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment and the assumption of $1.353 million in deposits. The premium paid over historical carrying values was $310,000, which has currently been allocated to goodwill and deposit premium. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank" ("Branch").

FINANCIAL CONDITION
-------------------

ASSETS

At June 30, 2001, assets totaled $69.449 million compared to total assets of $64.826 million at September 30, 2000. The increase was primarily a result of increases in net loans, premises and equipment and intangible assets, which more than offset the decrease in securities available-for-sale.

Cash and cash equivalents decreased $459,000 during the period. The decrease was primarily the result of the increase in loan demand branching activities and the repayment of FHLB advances offset somewhat by the decrease in investment securities available-for-sale and the increase in deposits.

Securities available for sale decreased by $1.526 million during the nine months ended June 30, 2001. Securities prepayments, calls and maturities of $9.613 million were received on investment securities available-for-sale, purchase of $7.595 million of investment securities available-for-sale, and the market value of the securities increased $489,000 during the period. Amortization of premium discounts and dividends accounted for $3,000 of the increase in securities.

Loans receivable increased $5.226 million during the nine months ended June 30, 2001. During this period, the Bank originated loans totaling $13.143 million, comprised of residential mortgage loans totaling $2.941 million, non-residential mortgage loans totaling $5.381 million, consumer loans totaling $3.068 million, and commercial loans totaling $1.753 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $8.000 million on its loan portfolio.

Bank property and equipment increased by $1.068 million and was primarily the result of the Branch purchase totaling $387,000, plus an additional lot in Gillette, Wyoming for $75,000 and additional bank equipment for both branches totaling $176,000 including purchases since the date of acquisition.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001

In addition, during the nine months ended June 30, 2001, the Bank purchased land in Sheridan, Wyoming for $277,000 for the purpose of constructing a new branch. Improvements to the land in Sheridan totaled $222,000 as of June 30, 2001. The Sheridan parcel of land consists of 1.48 acres. The total cost of construction of the branch is estimated to be $1.4 million and the projected opening date is the first quarter of 2002.

Intangible assets, net of amortization, increased $287,000 from the purchase of the Branch. Goodwill of $182,000 is being amortized straight line over fifteen years. Deposit premiums of $105,000 are being amortized over seven years using an accelerated method.

LIABILITIES

Deposits increased by $6.269 million from $32.081 million at September 30, 2000 to $38.350 million at June 30, 2001. The increase consisted primarily of $1.353 million of deposits assumed in the Branch purchase and an increase in deposits of $4.916 million.

Advances from the FHLB decreased $3.300 million during the nine months ended June 30, 2001. The advances are a supplement to the Bank's retail deposits and were paid down from the increase in deposits.

Deferred income taxes increased by $198,000 during the nine months ended June 30, 2001 and were mainly the result of the increase in market value of available-for-sale securities. The market value of these securities increased $489,000 during the period, which resulted in the increase in deferred income taxes.

Accrued expenses and other liabilities increased $1.077 million during the nine months ended June 30, 2001 as a result of a $128,000 increase in accrued interest payable, $77,000 in outstanding corporate checks, a $774,000 trade not yet settled to purchase investment securities available-for-sale, and the $98,000 amount due to seller from the Branch purchase.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity increased $394,000 during the nine months ended June 30, 2001. The increase in was primarily the result of increased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $182,000 at June 30, 2001, or 0.49% of gross loans. This compares to $62,000 at September 30, 2000 or 0.20% of total loans. Non-performing loans at June 30, 2001 were comprised of two single-family mortgage loans, one commercial loan, and four consumer loans.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended June 30, 2001 and 2000.
--------------------------------------------------------

Net Income. Net income for the three months ended June 30, 2001 totaled $60,000 compared to $157,000 for the three months ended June 30, 2000. Net income was lower in 2001 than in 2000

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001

primarily due to the Branch operations, specifically a $32,000 decrease in net interest income, a $12,000 increase in non-interest income, a $70,000 increase in compensation and benefits resulting primarily from the hiring of a commercial loan officer, a Branch president and five staff members in the Branch, a $10,000 increase in occupancy and equipment, an $8,000 increase in data processing costs, a $3,000 increase in amortization, an $11,000 increase in other expenses, and a $24,000 decrease in tax expense related to a decrease in taxable income.

Interest Income. For the three months ended June 30, 2001, interest income totaled $1.110 million compared to $1.082 million for the three months ended June 30, 2000. An increase in the volume of average earning assets from $62.384 million for the three months ended June 30, 2000 to $64.154 million for the same period in 2001 contributed to a $40,000 increase in interest income. A slight decrease was experienced in the yield on average earning assets from 6.93% for the three months ended June 30, 2000 to 6.92% for the three months ended June 30, 2001, which contributed to a $12,000 decrease in interest income.

Interest Expense. Total interest expense increased by $60,000 from $629,000 for the three months ended June 30, 2000 to $689,000 for the same period in 2001. This was primarily a result of an increase in the cost and volume of average interest-bearing liabilities.

Interest expense for deposits, including deposit premium amortization, increased by $47,000 from $383,000 for the three months ended June 30, 2000 to $430,000 for the same period in 2001. The cost of average interest-bearing deposits increased slightly from 4.65% for the three months ended June 30, 2000 to 4.82% for the three months ended June 30, 2001, which caused interest expense for deposits to increase by $15,000. An increase in the volume of average interest-bearing deposits from $32.966 million for the three months ended June 30, 2000, to $35.688 million for the three months ended June 30, 2001, resulted in a $32,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB increased by $12,000 from $246,000 for the three months ended June 30, 2000 to $258,000 for the same period in 2001. The cost of average interest-bearing advances from the FHLB increased from 6.02% for the three months ended June 30, 2000 to 6.34% for the same period in 2001. This increase in the cost of average interest-bearing advances caused a $13,000 increase in interest expense. Average interest-bearing advances decreased slightly from $16.334 million for the three month period ended June 30, 2000, to $16.332 million for the three month period ended June 30, 2001, but did not materially affect interest expense for advances.

Net Interest Income. Net interest income decreased by $32,000 from $453,000 for the three months ended June 30, 2000 to $421,000 for the three months ended June 30, 2001. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income. The increase in average interest-bearing liabilities was not offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 126.74% in 2000 to 123.33% in 2001.

Net interest margin decreased from 2.90% for the three months ended June 30, 2000 to 2.62% for the three months ended June 30, 2001. The decrease in net interest margin was primarily caused by the disproportionate increase in cost and volume of interest-bearing liabilities compared to interest-earning assets.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001

Provision for Loan Losses. No provision was recorded during the three months ended June 30, 2001 and 2000. There were no loan charge-offs for the three months ended June 30, 2001 while recoveries totaled $13,000. In the three months ended June 30, 2000, there were $8,000 in loan charge-offs while recoveries totaled $5,000.

Total Non-interest Income. Total non-interest income increased by $12,000 from $22,000 for the three months ended June 30, 2000 to $34,000 for the three months ended June 30, 2001 primarily due to an increase in customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $101,000 from $269,000 for the three months ended June 30, 2000 to $370,000 for the three months ended June 30, 2001. The increase was attributable to increases in compensation, occupancy and equipment, data processing costs, loss on disposal of equipment, amortization of goodwill, and other non-interest expenses.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2001 and 2000 was 29.41% and 23.79%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income.

Comparison of Nine Months Ended June 30, 2001 and 2000.
-------------------------------------------------------

Net Income. Net income for the nine months ended June 30 2001, totaled $187,000 compared to $478,000 for the nine months ended June 30, 2000. Net income was lower in 2001 than in 2000 primarily due to a $142,000 decrease in net interest income, a $30,000 increase in occupancy and equipment expenses associated with the Branch and increased depreciation expenses, a $12,000 increase in data processing costs, a $13,000 increase in professional fees associated with general and corporate matters, an $11,000 loss on disposal of equipment related to new signage, a $6,000 increase in amortization from the Branch acquisition, a $19,000 increase in other expenses associated with supplies for the Branch, a $195,000 increase in compensation and benefits resulting primarily from the hiring of a commercial loan officer, a Branch president and five staff members for the Branch, and a $114,000 decrease in tax expense related to a decrease in taxable income.

Interest Income. For the nine months ended June 30, 2001, interest income totaled $3.281 million compared to $3.234 million for the nine months ended June 30, 2000. An increase in the volume of average earning assets from $63.101 million for the nine months ended June 30, 2000 to $62.469 million for the same period in 2001 caused interest income to increase by $44,000. A slight increase was experienced in the yield on average earning assets from 6.90% for the nine months ended June 30, 2000 to 6.93% for the nine months ended June 30, 2001, which contributed to a $3,000 increase in interest income.

Interest Expense. Total interest expense increased by $189,000 from $1.868 million for the nine months ended June 30, 2000 to $2.057 million for the same period in 2001. This was primarily a result of an increase in the cost of average interest-bearing liabilities.

Interest expense for deposits including deposit premium amortization increased by $30,000 from $1.200 million for the nine months ended June 30, 2000 to $1.230 million for the same period in 2001. The cost

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001

of average interest-bearing deposits increased from 4.76% for the nine months ended June 30, 2000 to 4.93% for the nine months ended June 30, 2001, which caused interest expense for deposits to increase by $42,000. A decrease in the volume of average interest-bearing deposits from $33.606 million for the nine months ended June 30, 2000 to $33.264 million for the nine months ended June 30, 2001, resulted in a $12,000 decrease in interest expense for deposits.

Interest expense for advances from the FHLB increased by $156,000 from $668,000 for the nine months ended June 30, 2000 to $824,000 for the same period in 2001. The cost of average interest-bearing advances from the FHLB increased from 5.63% for the nine months ended June 30, 2000 to 6.39% for the same period in 2001. This increase in the cost of average interest-bearing advances caused a $94,000 increase in interest expense. Average interest-bearing advances increased from $15.820 million for the nine month period ended June 30, 2000 to $17.265 million for the nine month period ended June 30, 2001, resulting in a $65,000 increase in interest expense for advances.

Net Interest Income. Net interest income decreased by $142,000 from $1.366 million for the nine months ended June 30, 2000 to $1.224 million for the nine months ended June 30, 2001. The increase in average interest-bearing liabilities was not offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 126.39% in 2000 to 124.88% in 2001. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income.

Net interest margin decreased from 2.92% for the nine months ended June 30, 2000 to 2.59% for the nine months ended June 30, 2001. The decrease in net interest margin was primarily caused by the disproportionate increase in the cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. No provision was recorded during the nine months ended June 30, 2001 and 2000. There was $7,000 in loan charge-offs for the nine months ended June 30, 2001 while recoveries totaled $45,000. In the nine months ended June 30, 2000, there was $12,000 in loan charge-offs while recoveries totaled $37,000.

Total Non-interest Income. Total non-interest income increased by $21,000 from $64,000 for the nine months ended June 30, 2000 to $85,000 for the nine months ended June 30, 2001 primarily due to an increase in customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $284,000 from $761,000 for the nine months ended June 30, 2000 to $1.045 million for the nine months ended June 30, 2001. There were increases in compensation, occupancy and equipment, data processing costs, professional fees, loss on disposal of equipment, amortization of goodwill and other non-interest expenses.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 2001 and 2000 was 29.16% and 28.55%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001

requirements:


                                                    At June 30, 2001
                                                -----------------------
                                                          Percentage
                                                 Amount   of Assets (2)
                                                --------  -------------
                                                (Dollars in thousands)
GAAP Capital...............................     $ 11,611

Tangible capital...........................     $ 11,423         16.83%
Tangible capital requirement...............        1,018          1.50%
                                                --------         -----
Excess.....................................     $ 10,405         15.33%
                                                ========         =====

Core capital...............................     $ 11,423         16.83%
Core capital requirements..................        2,036          3.00%
                                                -- -----         -----
Excess.....................................     $  9,387         13.83%
                                                ========         =====

Total risk-based capital (1)...............     $ 11,737         36.49%
Total risk-based capital requirement (1)...        2,573          8.00%
                                                -- -----         -----
Excess (1).................................     $  9,164         28.49%
                                                ========         =====

1)  Based on risk-weighted assets of $32,168
2)  Based on the Bank's adjusted total assets of $67,856

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

The Bank, before and after any proposed capital distributions, must meet or exceed all capital requirements. The Bank is permitted to make capital distributions with prior notice to the Office of Thrift Supervision during any calendar year up to a total of current year net income and the preceding two years net income less dividends paid during the previous two years. The Bank currently exceeds all capital requirements and has been assessed as "well-capitalized" under the regulatory guidelines.

Liquidity. The Bank, pursuant to federal regulations, is required to maintain sufficient liquidity to insure its safe an sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of June 30, 2001 such borrowed funds totaled $16.000 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The amount of certificate accounts and FHLB advances, which are scheduled to mature during the twelve months ending June 30, 2002 is approximately $16.835 million and $12.000 million, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                  June 30, 2001

these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At June 30, 2001, the Bank had loan commitments outstanding of $1.204 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments, and, if necessary, through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions. The Bank paid $330,000 in dividends for the nine months ended June 30, 2001, to the Company for the payment of cash dividends to stockholders.

KEY OPERATING RATIOS
--------------------

                                                  Three Months Ended           Nine Months Ended
                                                        June 30,                    June 30,
                                                -----------------------     ----------------------
                                                 2001 (1)      2000 (1)     2001 (1)      2000 (1)
                                                 --------      --------     --------      --------
                                                  (Dollars in thousands, except per share data)
                                                                    (Unaudited)
Return on average assets                          0.36%         0.99%        0.38%         1.00%
Return on average equity                          1.78%         4.82%        1.86%         4.86%
Interest rate spread                              1.62%         1.83%        1.50%         1.86%
Net interest margin                               2.62%         2.90%        2.59%         2.92%
Non-interest expense to average assets            2.23%         1.71%        2.14%         1.61%
Net charge-offs to average outstanding loans     (0.04%)        0.01%       (0.10%)       (0.08%)

                                               At June 30,    At September
                                                  2001          30, 2000
                                            --------------  ----------------
Nonaccrual and 90 days past due
   loans                                        $    182            $     62
Repossessed real estate, held under
   judgment                                           --                  --
                                            ------------    ----------------
  Total nonperforming assets                    $   182             $    62
                                            ============    ================
Nonperforming loans to gross loans                0.49%               0.20%
Nonperforming assets to total assets              0.26%               0.10%
Book value per share (2)                        $17.10              $16.73

----------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of June 30, 2001 and September 30, 2000 was 787,524 and 782,024, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: August 14, 2001           By: /s/ Deane D. Bjerke
                                     -------------------------------------------
                                     Deane D. Bjerke
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 14, 2001           By: /s/ John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)