Form 10KSB
period 2001-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 2001-12-21
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 2001,
                                                          ------------------
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition
     period from       to     .
                 -----    ----


Commission File No. 0-27714

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                     83-0315410
-------                                                  -----------------
(State or Other Jurisdiction of Incorporation              I.R.S. Employer
or Organization)                                         Identification No.

106 Fort Street, Buffalo, Wyoming                              82834
---------------------------------                            --------
(Address of Principal Executive Offices                     (Zip Code)

Issuer's Telephone Number, Including Area Code:           (307) 684-5591
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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year. $4,403,866

         As of December 3, 2001, there were issued and outstanding 807,208 shares of the registrant's Common Stock.

         The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CRZY." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 3, 2001, was $8,296,080 ($13.000 per share based on 638,160 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)      YES    NO   X
                                                                ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2001. (Parts I, II, and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

         On December  27,  2000,  the Bank  purchased  the  building,  loans and acquired the deposit liabilities, of the Gillette, Wyoming branch of Hulett National Bank. The transaction was accounted for as a purchase and accordingly, the consolidated statement of income for the year ended September 30, 2001 includes the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment and the assumption of $1.353 million in deposits and accrued interest and other liabilities of $212,000. The premium paid over historical carrying values was $310,000, which has been allocated to goodwill and core deposit intangibles. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank".

Business of the Bank

         The Bank attracts deposits from the general public and uses such deposits primarily to originate fixed-rate loans secured by first mortgages on one-to-four family residences in its market areas. The Bank also originates consumer loans, commercial loans and loans secured by savings accounts. The principal sources of funds for the Bank's lending activities are deposits; the amortization, repayment, and maturity of loans; and Federal Home Loan Bank of Seattle (FHLB) advances. Principal sources of income are interest on loans, mortgage-backed securities and investment securities and the principal expense is interest paid on deposits and FHLB advances.

Competition

         The Bank is the only savings and loan association in its primary market areas of Johnson and Campbell counties. There are, however, three commercial banks headquartered in the primary market areas, one credit union and seven branches of larger out-of-area commercial banks. The Bank is a source of residential mortgage loans in the communities served. The Bank has competition from all eleven lenders in originating residential mortgage loans along with some competition from a growing number of out of area mortgage bankers. All of the competition sells the majority of their residential mortgage loans on the secondary market, while the Bank has been traditionally retaining mortgage loan originations in its portfolio.

         There is also healthy competition for deposits. Based on data provided periodically by the Office of Thrift Supervision ("OTS"), the Bank has been able to maintain a market share of approximately 20% of the total deposits in financial institutions in the community. Insurance companies and securities dealers offer further competition for deposits. The competition for deposits is expected to continue in the future.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information on the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, net deferred loan origination fees and allowance for loan losses) as of the dates indicated.

                                                                         At September 30,
                                                      ------------------------------------------------------------

                                                                2001                              2000
                                                      -----------------------------    ---------------------------
                                                      Amount       Percent of Total    Amount     Percent of Total
                                                      ------       ----------------    ------     ----------------
Type of Loans:                                                         (In Thousands)
-------------
  One-to-four family                                $ 23,032            59.62%      $ 24,526            77.23%
  Residential construction                               749              1.94           516              1.62
  Multi-family                                           522              1.35           298              0.94
  Commercial real estate(1)                            6,449             16.69         2,748              8.65
  Commercial construction                              1,411              3.65            --                --
  Commercial                                           1,991              5.15           693              2.18
  Consumer:
    Automobile                                         1,874              4.85         1,319              4.15
    Home equity/Line of credit                         1,470              3.80         1,003              3.15
    Share                                                137              0.35           212              0.67
    Other                                              1,001              2.60           448              1.41
                                                     -------            ------       -------            ------
      Total consumer                                   4,482             11.60         2,982              9.38
                                                     -------            ------       -------            ------
      Total loans                                     38,636            100.00%       31,763            100.00%
                                                     -------            -------      -------            -------

Less:

  Loans in process..........................          (1,076)                           (331)
  Net deferred loan origination fees........            (194)                           (182)
  Allowance for loan losses.................            (308)                           (270)
                                                     -------                         -------
    Total loans, net........................         $37,058                         $30,980
                                                     =======                         =======

-----------------------------
(1) Includes agricultural real estate loans in the amount of $495,000 and $513,000 at September 30, 2001 and 2000, respectively.

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $11.435 million and $7.328 million, for the years ended September 30, 2001 and 2000, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                       Residential          Commercial
                                      Construction         Construction         Commercial          Total
                                     ------------------------------------------------------------------------
                                                                 (In Thousands)
Non-performing loans                 $            --     $             --     $           57      $       57
                                     ===============     ================     ==============      ==========

Amounts Due:

Within 1 year                                    749                1,411              1,172           3,332

After 1 year
  1 to 5 years                                    --                   --                494             494
  Over 5 Years                                    --                   --                325             325
                                     ---------------     ----------------     --------------      ----------
Total due after 1 year                            --                   --                819             819
                                     ---------------     ----------------     --------------      ----------

Total amount due                                 749                1,411              1,991           4,151
                                     ---------------     ----------------     --------------      ----------

Less:
Allowance for loan losses                          2                   21                 40              63
Loans in Process                                 317                  759                 --           1,076
                                     ---------------     ----------------     --------------      ----------
  Loans receivable, net              $           430     $            631     $        1,951      $    3,012
                                     ===============     ================     ==============      ==========


         The following table sets forth at September 30, 2001, the dollar amount of all loans due after September 30, 2002 which have fixed interest rates and have floating or adjustable interest rates.

                                        Fixed         Floating or
                                        Rates      Adjustable Rates   Total
                                       ------     ----------------    -----
                                                  (In Thousands)

One-to-four family..........           $21,979         $    --      $21,979
Multi-family................               522              --          522
Commercial real estate......             1,743           2,598        4,341
Commercial..................               568             251          819
Consumer....................             3,361             393        3,754
                                       -------         -------      -------
     Total..................           $28,173         $ 3,242      $31,415
                                       =======         =======      =======

     One-to-Four Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary market areas. The Bank generally originates one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 80% of the lesser of the appraised value or selling price of property require private mortgage insurance for the borrower. The Bank's strategy is to originate for retention in its portfolio adjustable-rate loans, three-year balloon loans, five-year balloon loans as well as 20-year or less fixed-rate loans. The Bank intends to broker, for a third party, loans with maturities of greater than 20 years for an agreed upon fee. During 2001, thirteen loans at $1.837 million were brokered to a third party with $22,267 of fee income recognized.

     The Bank offers adjustable-rate mortgage loans using primarily a one-year constant maturity treasury interest rate index. During fiscal 2001, the Bank originated no adjustable rate loans. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to secondary market guidelines. It is the current policy of the Bank to primarily remain a portfolio lender. At September 30, 2001, the Bank serviced loans for others totaling $61,000.

     The Bank originates three and five-year balloon mortgage loans with 30, 20 and 15-year amortization periods. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental affect that rising rates could have on net interest income. At September 30, 2001, balloon mortgages totaled $3.317 million, or 8.95% of the Bank's loan portfolio.

     Residential Construction Loans. Residential construction loans are made on one-to-four family residential properties to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a short-term basis and permanent long-term financing is available to these borrowers. No principal payments are required during the construction period, however, interest is due monthly. The maximum loan-to-value ratio is 80%. If permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be amortized over terms of up to 30 years.

     In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank, on a limited basis, originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a twelve month period and require interest only payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past years has been that most speculative loans are repaid within the twelve month period. Speculative loans are generally originated with a loan-to-value ratio that does not exceed 80%. At September 30, 2001, there were no speculative construction loans.

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

     Commercial Construction Loans. Commercial construction loans are made on commercial properties. These loans are made on a short-term basis and permanent long-term financing is available to these borrowers. No principal payments are required during the construction period, however, interest is due monthly. The maximum loan-to-value ratio is 75%. If permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's commercial real estate loans and may be amortized over terms of up to 20 years.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of commercial properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment.

     Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate. The commercial real estate loans originated by the Bank have generally been made to individuals, small businesses, and partnerships. They are primarily secured by first mortgages on motels, restaurants, office buildings and other properties located in its primary market areas. The Bank benefits from originating such loans due to higher origination fees and shorter term maturities. The Bank's commercial real estate loans are adjustable, fixed-rate and balloon loans with terms of 20 years or less, with loan-to-value ratios not exceeding 75%.

     Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related operation. If the cash flow from the operation is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, the Bank generally limits loans of this type to its market areas and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is the Bank's current practice to obtain personal guarantees from all principals obtaining this type of loan. The Bank also obtains appraisals on each property in accordance with applicable regulations and appraisal policies. All appraisals on commercial real estate are reviewed by the Bank's management.

     Agricultural Loans. The Bank engages in lending on improved farm land with no dwelling, building lots and building acreage sites. These properties must have good road access. The loan-to-value ratio for this type of loan is 75% or less with a maximum loan term of 15 years.

     The Bank also engages in loans for improved farm land with dwellings. The loan-to-value ratio for this type of loan is 75% or less with a maximum term of 20 years. These loans may be made with interest collected semi-annually and principal annually as well as monthly principal and interest payments. As of September 30, 2001, agricultural land loans constituted approximately $495,000, or 1.343% of the Bank's loan portfolio. Agricultural land loans are included in the commercial real estate loan total.

     Multi-Family Loans. The Bank also makes multi-family loans, including loans on apartment complexes located in the Bank's primary market areas. Multi-family loans generally provide higher interest rates than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one-to-four family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space.

     Consumer Loans. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market areas, automobiles loans, demand loans secured by deposit accounts at the Bank and student loans, among others. The Bank has increased its emphasis on consumer lending in recent years, including new and used automobile loans, to provide a wide range of financial services to the Bank's customers while increasing the Bank's portfolio yields.

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

     Consumer loans generally involve more credit risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and a borrower may be able to assert against the Bank claims and defenses that it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Commercial Loans. The Bank, on occasion, will originate commercial loans, primarily to existing customers. At September 30, 2001, commercial loans of $1.991 million consisted primarily of small business loans (primarily secured by livestock, office equipment, and machinery).

     Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At September 30, 2001, the Bank had $886,000 of commitments to cover originations, $1,076 million in undisbursed funds for loans in process, $750,000 for purchase of adjustable rate commercial loan participation and $702,000 for undisbursed home equity and revolving lines of credit balances. Management believes that virtually all of the Bank's commitments will be funded.

     Loans-to-One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $1.7 million at September 30, 2001.

     At September 30, 2001, the Bank's largest lending relationship involved two Small Business Administration loans secured by commercial real estate properties aggregating approximately $1.327 million. The loans are located in the Bank's primary market areas and were performing in accordance with their terms at September 30, 2001.

Non-Performing and Problem Assets

     Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a notice of nonpayment is sent. If the payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status until 90 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced. At September 30, 2001, loans past due 30 to 89 days totaled $302,000, and loans past 90 days were $119,000.

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

                                                     At September 30,
                                                   --------------------
                                                   2001            2000
                                                   ----            ----
                                                     (In Thousands)
Loans  accounted for on a non-accrual  basis:

  One-to-four  family                              $ 62            $ 39
  Commercial  real estate                            57              --
  Construction                                       --              --
  Commercial                                         --              --
  Consumer                                           --              23
                                                   ----              --
Total  Non-performing  loans                        119              62
                                                   ----              --
Real  estate  owned (REO)                            --              --
                                                   ----            ----
Other  non-performing  assets                        --              --
                                                   ----            ----
Total non-performing  assets                       $119            $ 62
                                                   ====            ====
Total non-performing assets to net loans           0.32%           0.20%
                                                   ====            ====
Total non-performing assets to total assets        0.17%           0.10%
                                                   ====            ====

     Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 2001. Amounts included in the Bank's interest income for the year ended September 30, 2001 were also immaterial.

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

     The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses, as a ratio of total gross loans was 0.80% at September 30, 2001.

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

                                                            At September 30,
                                        ------------------------------------------------------
                                                2001                        2000
                                        --------------------------   -------------------------
                                                  Percent of Loans            Percent of Loans
                                        Amount    to Total Loans     Amount    to Total Loans
                                        ------    ----------------   ------   ----------------
                                                       (Dollars in Thousands)
At end of period allocated to:
One-to four-family............         $  69          59.62%       $ 120           77.22%
Multi-family..................             8           1.35            6            0.94
Commercial real estate........           123          16.69           68            8.65
Commercial construction.......            21           3.65           --              --
Residential construction......             2           1.94            3            1.62
Commercial....................            40           5.15           14            2.18
Consumer......................            45          11.60           59            9.39
                                       -----         ------        -----          ------
Total allowance...............         $ 308         100.00%       $ 270          100.00%
                                       =====         ======        =====          ======

     Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                  Year Ended September 30,
                                                                  ------------------------

                                                                    2001             2000
                                                                  -------            ----

                                                                    (Dollars in Thousands)

         Total loans outstanding                                  $ 38,636        $ 31,763
                                                                  ========        ========
         Allowance for loan losses (at beginning of period) ...   $    270           $ 249
         Provision for loan losses.............................         --              --
         Charge-offs:
           One-to-four family..................................         --             (10)
           Commercial real estate..............................         --              --
           Commercial..........................................         --              --
           Consumer............................................        (11)            (21)
                                                                  --------        --------
            Total Charge-offs..................................        (11)            (21)
                                                                  --------        --------
         Recoveries:
           One-to-four family..................................         31              10
           Commercial real estate..............................         --              --
           Commercial..........................................         --              --
           Consumer............................................         18              32
                                                                  --------        --------
            Total Recoveries...................................         49              42
                                                                  --------        --------
                Net recoveries.................................         38              21
                                                                  --------        --------
         Allowance for loan losses (at end of period)             $    308        $    270
                                                                  ========        ========
         Allowance for loan losses to total loans..............       0.80 %          0.85 %
                                                                  ========        ========
         Net recoveries to loans receivable, net...............      (0.10)%         (0.07)%
                                                                  ========        ========

Investment Activities

     General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 2001, the Bank's investment portfolio policy allowed investments in only U.S. Treasury obligations, U.S. Agency securities, mortgage-backed securities, municipal securities, federally-insured certificates of deposit, federal funds, FHLMC stock and FHLB overnight and term deposits. Investment decisions are made by the Bank's Investment Committee, which is comprised of the four senior officers. Three of the four committee members must agree on all decisions. The Board of Directors may authorize additional investments.

     In 1997, the Board of Directors of the Company authorized the investment in quality mutual funds. At September 30, 2001, the Company had a total investment of $1.0 million, with dividends reinvested of $116,000, in two different mutual funds. The market value of these funds was $1.087 million at that date. The Board of Directors has established a maximum initial investment limit of $1.0 million in such funds. The mutual funds purchased by the Company invest in equity securities and accordingly, the mutual funds are subject to market risk including potential loss of principal.

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

     At September 30, 2001, all of the Bank's investment in REMICs consisted of regular interests and did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residuals or interest-only and principal-only securities. The REMICs held by the Bank at September 30, 2001 consisted solely of fixed-rate tranches. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. The securities are PACs (Planned Amortization Classes) and are designed to provide a specific principal and interest cash-flow.

     At September 30, 2001, the Bank had REMICs with an aggregate carrying amount (including discounts and premiums) of $147,000, of which none were privately issued.

     During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than that of the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     Investment Securities Portfolio. The following table sets forth the amortized cost of the Company's investment securities portfolio, securities available-for-sale portfolio, short-term investments and FHLB stock at the dates indicated.

                                                        At September 30,
                                                    ------------------------
                                                       2001           2000
                                                    ---------        ------
                                                          (In Thousands)

Investment securities available-for-sale: (1)
 U.S. Agency obligations ..................             2,500         15,249
 Municipal securities......................             2,306          1,886
 Mortgage-backed securities:
   GNMA....................................             3,787          4,389
   FHLMC...................................             5,291          3,606
   FNMA....................................             6,561          2,359
   REMIC's.................................               146            604
Investment in mutual funds(2)..............             1,116          1,106
                                                     --------       --------
   Total securities available for sale.....            21,707         29,199
                                                     --------       --------
FHLB stock.................................             1,128          1,055
                                                     --------       --------
   Total...................................          $ 22,835       $ 30,254
                                                     ========       ========
 -------------------

(1)      Amounts shown at amortized cost, but carried at estimated fair value.
(2)      Includes two mutual funds held as available-for-sale.

         The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair value and weighted average yields for the Bank's investment securities, excluding mutual funds, at September 30, 2001 and 2000: (In thousands)

                                                                 As of September 30, 2001
                         ----------------------------------------------------------------------------------------------------------
                          One Year or Less   One to Five Years     Five to Ten    More than Ten Years   Total Investment Securities
                         -----------------  ------------------  ----------------  -------------------  -----------------------------
Investment securities    Amortized  Average Amortized  Average  Amortized Average  Amortized  Average  Amortized  Average  Estimated
available for sale: (1)    Cost      Yield     Cost     Yield      Cost    Yield      Cost     Yield      Cost     Yield  Fair Value
                         ---------  ------  ---------- -------  --------  -------- ---------  -------  ---------  ------- ----------
U. S. Agency
obligations..............  $ --        --%     $ --        --%    $2,500    6.13%  $    --        --%  $ 2,500      6.13%   $ 2,501
Municipal securities (2).   110      6.97        95      8.18        934    6.76     1,167      6.88     2,306      6.89      2,353
Mortgage-backed securities
and other pass-throughs:
    GNMA.................    --        --        18      8.00         --      --     3,769      6.31     3,787      6.32      3,863
    FHLMC................     3      7.50        48      8.75        776    6.09     4,464      6.79     5,291      6.71      5,400
    REMIC's..............    --        --        --        --         --      --       146      6.50       146      6.50        147
    FNMA.................    --        --        --        --         --      --     6,561      6.75     6,561      6.75      6,652
                           ----                ----               ------           -------             -------              -------
  Total..................  $113      6.95%     $161      8.33%    $4,210    6.27%  $16,107      6.66%  $20,591      6.60%   $20,916
                           ====                ====               ======           =======             =======              =======


                                                               As of September 30, 2000
                         ----------------------------------------------------------------------------------------------------------

                         One Year or Less   One to Five Years     Five to Ten    More than Ten Years   Total Investment Securities
                         -----------------  ------------------  ----------------  -------------------  -----------------------------
Investment securities    Amortized  Average Amortized  Average  Amortized Average  Amortized  Average  Amortized  Average  Estimated
available for sale: (1)    Cost      Yield     Cost     Yield      Cost    Yield      Cost     Yield      Cost     Yield  Fair Value
                         ---------  ------  ---------- -------  --------  -------- ---------  -------  ---------  ------- ----------

U. S. Agency obligations.. $ --         --%    $3,500      6.30% $11,749    6.40% $    --        --%    $15,249     6.38%    $14,674
Municipal securities (2)..   75       7.58        205      7.53      540    7.21    1,066      6.86       1,886     7.06       1,823
Mortgage-backed securities
and other pass-throughs:
    GNMA..................   --         --         --        --       29    8.00    4,360      6.36       4,389     6.37       4,315
    FHLMC.................   --         --         36      8.89      236    6.88    3,334      6.56       3,606     6.61       3,557
    REMIC's...............   --         --         --        --       --      --      604      6.63         604     6.63         583
    FNMA..................   --         --         --        --       --      --    2,359      6.48       2,359     6.48       2,341
                           ----                ------            -------          -------               -------              -------
  Total..........          $ 75       7.58%    $3,741      6.40% $12,554    6.45% $11,723      6.50%    $28,093     6.47%    $27,293
                           ====                ======            =======          =======               =======              =======

----------------------

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

         Deposits. Deposits are attracted principally from within the Bank's primary market areas through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, NOW accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

         The interest rates paid by the Bank on deposits are set weekly at the direction of senior management. The Bank determines the interest rate to offer the public on new and maturing accounts by reviewing the market interest rates offered by competitors and the national market. The Bank reviews, weekly, the interest rates being offered by other financial institutions within its primary market areas.

         Passbook savings, business checking, money market and NOW accounts constituted $16.842 million, or 41.37%, of the Bank's deposit portfolio at September 30, 2001 and the weighted average interest rate paid on such deposits at that date was 2.31%. Certificates of deposit (or time deposits) constituted $23.867 million, or 58.63% of the deposit portfolio of which $10.083 million, or 24.77% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. The weighted average interest rate paid on all certificate of deposits was 5.32% at September 30, 2001. As of September 30, 2001, the Bank had no brokered deposits.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.

Maturity Period                                Certificates of Deposit
---------------                                -----------------------
                                                    (In Thousands)
Within three months........................           $   2,859
More than three through six months.........               2,308
More than six through twelve months........               3,247
Over twelve months.........................               1,669
                                                      ---------
   Total...................................           $  10,083
                                                      =========

     Borrowings. The Bank may obtain advances from the FHLB to supplement its supply of funds for loan origination. Advances from the FHLB are typically secured by a pledge of the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans, investment securities and certain other assets. The Bank utilizes short-term FHLB advances primarily to fund loan originations and as a hedge against interest rates whereby funds from advances are invested in investment securities with terms similar to the advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds for loan origination and to meet deposit withdrawal requirements. At September 30, 2001, the Bank had $13.40 million of borrowings from the FHLB that consisted of $700,000 in fixed-rate fixed-term advances with rates of 7.49%, and $12.70 million in callable advances with rates of 4.77% to 6.84%. FHLB advances have been utilized by the

Bank to fund loan demand and to purchase investment securities. The Bank has used FHLB advances to fund the purchase of investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the rate earned on the investment securities and the rate paid on the FHLB advances.

     The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                                    Year ended September 30,
                                                   -------------------------
                                                      2001           2000
                                                   ----------      ---------
                                                         (In thousands)
Short-term FHLB advances:
  Average balance outstanding                         $3,546        $ 9,571
  Maximum amount outstanding at any month-end
    During the period                                 $5,900        $11,450
  Weighted average interest rate during the period      6.60%          5.10%
Total short-term borrowings at end of period          $  700        $ 5,900
Weighted average interest rate and end of period        6.19%          6.35%

Personnel

         At September 30, 2001 the Bank had twenty full-time and three part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2002 at 0% to 0.027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In addition, all institutions insured by the FDIC are required to pay quarterly assessments, totaling approximately 0.189% of insured deposits for the 2001 calendar year, to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets (provided that the institution received the highest rating, "composite 1 CAMELS," in its most recent examination) and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Set forth below is information regarding the Bank's regulatory capital at September 30, 2001.

                                                             Percent of
                                       Amount              Adjusted Assets
                                       ------              ---------------
                                                 (In Thousands)

GAAP Capital                           $ 11,892
                                       ========
Tangible Capital:
Regulatory requirement                 $  1,007                    1.50%
Actual capital                           11,463                   17.07%
                                       --------                 --------
  Excess                               $ 10,456                   15.57%
                                       ========                 ========

Core Capital:
Regulatory requirement                 $  2,015                    3.00%
Actual capital                           11,500                   17.12%
                                       --------                 --------
  Excess                               $  9,485                   14.12%
                                       ========                 ========

Risk-Based Capital:
Regulatory Requirement                 $  2,705                    8.00%
Actual capital                           11,808                   34.92%
                                       --------                 -------
  Excess                               $  9,103                   26.92%
                                       ========                 =======

         The risk-based capital standards of the OTS require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule and from the requirement to deduct an interest rate risk component from total capital. The Bank meets these qualifications and is therefore exempt from the application of the rule. However, the OTS may require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file this schedule on a quarterly basis, and such institution may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank has not been required to adjust its capital requirements for an interest rate risk component.

         Limitations  on  Dividends  and Other  Capital  Distributions.  The OTS
imposes  various   restrictions  or  requirements  on  the  ability  of  savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Such savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment of applications under OTS regulations, (2) they would remain at least adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that calendar year to date added to retained net income for the two preceding calendar years, and (4) the capital distribution does not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

                  Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to certain operating restrictions, including restrictions on borrowing from their regional Federal Home Loan Bank. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" ("QTIs") (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owner's Loan Act test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months, the Bank was in compliance with the QTL test in all twelve months during 2000 and 2001. As of September 30, 2001, the Bank was in compliance with its QTL requirement with 90.45% of its assets invested in QTIs.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2001, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve System requires a reserve.

Company Regulation

         General. The Company is a savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

         Restrictions on Activities. As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

         The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the QTL Test. See "- Bank Regulation - QTL Test."

         Federal Securities Law. The Company's common stock is registered with the SEC under the Securities Act of 1933 (the "Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934 ("Exchange Act").

Item  2.  Description of Property
---------------------------------

     (a) Properties.

         The Company owns no real property but utilizes the office owned by the Bank. The Bank owns and operates from its offices located at 106 Fort Street, Buffalo, Wyoming 82834, and 2800 S. 4-J Road, Gillette, Wyoming 82716. As of September 30, 2001, the Bank had a total investment in office property and equipment of $2.409 million with a net book value of $1.871 million.

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         Not applicable.

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters
-------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2001 (the "Annual Report"), is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------
         Not Applicable.

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

     13 Annual Report to Stockholders for the fiscal year ended September 30, 2001.

     21 Subsidiaries of the Registrant (See "Item 1. Business of the Company" and "--Business of the Bank".)

     23   Consent of Independent Auditors.

(b)  Reports on Form 8-K.

     None.

----------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (33-80557) declared effective by the Commission on February 12, 1996.
** Incorporated by reference to the Registrant's Proxy Statement filed with the Commission on December 27, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   CRAZY WOMAN CREEK BANCORP INCORPORATED



                                   By:/s/ Deane D. Bjerke
                                      ----------------------------------
                                      Deane D. Bjerke
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)


         In accordance with the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/Deane D. Bjerke                        /s/John B. Snyder
-------------------------------------     ------------------------------
Deane D. Bjerke                           John B. Snyder
President and Chief Executive Officer     Vice President and
(Principal Executive Officer)             Chief Financial Officer
Dated:  December 21, 2001                 (Principal Financial
                                          and Accounting Officer)
                                          Dated:  December 21, 2001


/s/Richard Reimann                        /s/Douglas D. Osborn
-------------------------------------     ------------------------------
Richard Reimann                           Douglas D. Osborn
Chairman of the Board                     Director
Dated:  December 21, 2001                 Dated:  December 21, 2001


/s/Greg L. Goddard                        /s/Thomas J. Berry
-------------------------------------     ------------------------------
Greg L. Goddard                           Thomas J. Berry
Director                                  Director
Dated:  December 21, 2001                 Dated:  December 21, 2001


/s/Sandra K. Todd
-------------------------------------
Sandra K. Todd
Director
Dated:  December 21, 2001