Form 10QSB
period 2001-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 2002-02-14
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                Wyoming                                    83-0315410
     ----------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at February 11, 2002:  807,608

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ---      ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements (unaudited)

            Consolidated Condensed Statements of Financial Condition
            at December 31, 2001 and September 30, 2001                        1

            Consolidated Condensed Statements of Income for the
            Three Months ended December 31, 2001 and 2000                      2

            Consolidated Condensed Statements of Comprehensive Income
            for the Three Months ended December 31, 2001 and 2000              3

            Consolidated Condensed Statements of Cash Flows for the
            Three Months ended December 31, 2001 and 2000                      4

            Notes to Consolidated Condensed Financial Statements               5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              8


PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings                                                 15

Item 2.     Changes in Securities and Use of Proceeds                         15

Item 3.     Defaults upon Senior Securities                                   15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits and Reports on Form 8-K                                  15


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                       December 31,     September 30,
                                                                          2001              2001
                                                                        --------          --------
Assets                                                                    (Dollars in thousands,
------                                                                    except per share data)
Cash and cash equivalents                                               $  2,706          $  5,897
Investment and mortgage-backed securities available-for-sale              22,808            22,003
Stock in Federal Home Loan Bank of Seattle, at cost                        1,148             1,128
Loans receivable, net                                                     40,718            37,058
Accrued interest receivable                                                  398               429
Premises and equipment, net                                                2,178             1,871
Income tax receivable                                                         39                 -
Goodwill and other intangible assets, net of accumulated amortization
     of $45 and $34 at December 31 and September 30, 2001                    265               276
Other assets                                                                 139               111
                                                                        --------          --------
                                                                        $ 70,399          $ 68,773
                                                                        ========          ========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                              $ 42,525          $ 40,709
  Advances from Federal Home Loan Bank                                    13,400            13,400
  Advance payments by borrowers for taxes and insurance                       11                67
  Deferred income taxes                                                      210               213
  Dividends payable                                                           97                97
  Accrued expenses and other liabilities                                     671               729
                                                                        --------          --------
    Total liabilities                                                     56,914            55,215
                                                                        --------          --------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at December 31, 2001
     and September 30, 2001                                                    -                 -
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued at December 31, 2001
     and September 30, 2001                                                  106               106
  Additional paid-in capital                                              10,117            10,117
  Unearned ESOP/MSBP shares                                                 (395)             (429)
  Retained earnings                                                        7,105             7,125
  Accumulated other comprehensive income, net                                128               195
  Treasury stock at cost, 269,476 and 267,876 shares at
     December 31, 2001 and September 30, 2001, respectively               (3,576)           (3,556)
                                                                        --------          --------
     Total stockholders' equity                                           13,485            13,558
                                                                        --------          --------
                                                                        $ 70,399          $ 68,773
                                                                        ========          ========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                            Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                             2001     2000
                                                           ------   ------
                                                         (Dollars in thousands,
                                                         except per share data)
Interest Income:
  Loans receivable                                         $  788   $  605
  Mortgage-backed securities                                  220      182
  Investment securities                                        53      269
  Other interest income                                        45       37
                                                           ------   ------
     Total interest income                                  1,106    1,093
Interest expense:
  Deposits                                                    387      393
  Advances from Federal Home Loan Bank                        212      299
  Other interest expense                                        9        -
                                                           ------   ------
     Total interest expense                                   608      692
                                                           ------   ------
     Net interest income                                      498      401
Provision for loan losses                                       -        -
                                                           ------   ------
     Net interest income after provision for loan losses      498      401
                                                           ------   ------
Non-interest income
  Customer service charges                                     22       17
  Other operating income                                        8        8
                                                           ------   ------
     Total non-interest income                                 30       25
                                                           ------   ------
Non-interest expense
  Compensation and benefits                                   253      156
  Occupancy and equipment                                      41       20
  FDIC/SAIF deposit insurance premiums                          2        2
  Advertising                                                  14       12
  Data processing services                                     32       26
  Professional fees                                            18       20
  Amortization of goodwill                                      3        -
  Other                                                        73       44
                                                           ------   ------
     Total non-interest expense                               436      280
                                                           ------   ------
     Income before income taxes                                92      146
Income tax expense                                             23       45
                                                           ------   ------
     Net income                                            $   69   $  101
                                                           ======   ======

Dividends declared per common share                        $ 0.12   $ 0.12
                                                           ======   ======
Basic earnings per common share                            $ 0.09   $ 0.13
                                                           ======   ======
Diluted earnings per common share                          $ 0.09   $ 0.13
                                                           ======   ======

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                       Three Months Ended
                                                           December 31,
                                                       ------------------
                                                         2001     2000
                                                         -----    -----
                                                     (Dollars in thousands)

Net income                                               $  69    $ 101
Other comprehensive income
    Unrealized (losses) gains on investment and
        mortgage-backed securities available-for-sale     (101)     432

Income tax benefit (expense) related to items of other
comprehensive income                                        34     (147)
                                                         -----    -----

Other comprehensive (loss) income, after tax               (67)     285
                                                         -----    -----

Comprehensive income                                     $   2    $ 386
                                                         =====    =====



See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                  Three Months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                 2001       2000
                                                               -------    -------
                                                             (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                   $    69    $   101
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of premiums and discounts on
      securities available-for-sale, net                            28         (3)
    Amortization of intangibles                                     11          -
    Deferred income tax benefit, net                                30         17
    Federal Home Loan Bank stock dividend                          (20)       (18)
    Depreciation                                                    26         13
    Dividends reinvested                                            (4)        (3)
    Deferred loan origination fees, net                             10         (2)
    ESOP shares committed to be released                            15         13
    MSBP compensation expense                                       (1)        15
Change in:
        Accrued interest receivable                                 31         12
        Income taxes                                               (39)        32
        Other assets                                               (30)       (22)
        Accrued expenses and other liabilities                     (56)       395
                                                               -------    -------
           Net cash provided by operating activities                70        550

Cash flows from investing activities:
  Purchases of securities available-for-sale                    (5,161)         -
  Proceeds from maturities, calls and
    prepayments of securities available-for-sale                 4,232        542
  Origination of loans receivable                               (9,300)    (2,900)
  Repayment of principal on loans receivable                     5,630      2,228
  Acquisition of branch office                                       -        773
  Purchases of premises and equipment                             (333)      (427)
                                                               -------    -------
    Net cash (used in) provided by investing activities         (4,932)       216

Cash flows from financing activities:
  Net increase (decrease) in deposits                            1,816       (202)
  Advances from Federal Home Loan Bank                               -      3,100
  Repayment of advances from Federal Home Loan Bank                  -     (4,750)
  Net decrease in advances from borrowers for
    taxes and insurance                                            (56)       (51)
  Dividends paid to stockholders                                   (89)       (88)
                                                               -------    -------
    Net cash provided by (used in) financing activities          1,671     (1,991)
                                                               -------    -------
Net decrease in cash and cash equivalents                       (3,191)    (1,225)
Cash and cash equivalents at beginning of period                 5,897      2,796
                                                               -------    -------
Cash and cash equivalents at end of period                     $ 2,706    $ 1,571
                                                               =======    =======
Cash paid during period for:
   Interest                                                    $   591    $   559
   Income taxes                                                     35          -


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                December 31, 2001


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report on Form 10-KSB of Crazy Woman Creek Bancorp Incorporated (the "Company") for the fiscal year ended September 30, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  IMPACT OF RECENTLY ISSUED ACCOUNT STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141, which was adopted by the Company on July 1, 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. However, goodwill recognized in connection with certain branch acquisitions will continue to be subject to the provisions of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 142, which was adopted by the Company October 1, 2001, also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Additionally, upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption which was December 31, 2001. Upon adoption, the Company did not have any reclassifications to its recorded intangible assets or any changes in its estimated useful lives or residual values.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. As of the date of adoption, the Company had unamortized goodwill in the amount of $178,000 which will continue to be amortized in accordance with the provisions of SFAS 72. There was no indication that goodwill was impaired at the date of adoption. The Company tests goodwill annually in the fourth quarter in connection with its annual budgeting process. Amortization expense related to goodwill was $3,000 and $0 for the three months ended December 31, 2001 and 2000, respectively.

Following is a summary of acquired intangible assets at December 31, 2001.

                                 Gross              Accumulated
                            Carrying Amount         Amortization      Net
                            ---------------         ------------      ---
Goodwill                        $188,000                13,000      175,000
Core Deposit Premium             122,000                32,000       90,000
                                --------                ------      -------
                                $310,000                45,000      265,000
                                ========                ======      =======

Amortization expense for the three months ended December 31, 2001 was $11,000 and estimated annual amortization expense is as follows:

      Year Ended
     September 30,
-----------------------

2002            $41,000
2003             36,000
2004             31,000
2005             26,000
2006             21,000


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

                                                               For the Three Months ended December 31, 2001
                                                          Net Income        Average Shares        Per Share Amount
                                                       -----------------  --------------------  ---------------------
 Basic EPS
  Net income available to common stockholders                  $ 69,000               791,201          $ 0.09
                                                                                                       ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                         -                   875
   Incremental shares related to MSBP                                 -                   129
                                                               ------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                       $ 69,000               792,205          $ 0.09
                                                               ========               =======          ======

                                                               For the Three Months ended December 31, 2000
                                                         Net Income         Average Shares       Per Share Amount
                                                      ------------------ --------------------- ----------------------
Basic EPS
  Net income available to common stockholders                  $101,000               774,825         $ 0.13
                                                                                                      ======
Effect of Dilutive Securities
  Incremental shares under stock option plan                          -                 1,592
                                                               ------------------------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $101,000               776,417         $ 0.13
                                                               ========               =======         ======

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 2001


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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 2001


Bank's net income is also affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

PURCHASE OF BRANCH

On December 27, 2000, the Bank purchased the building, equipment, loans and acquired the deposit liabilities of the Gillette, Wyoming branch of Hulett National Bank for a purchase price of $675,000. The transaction was accounted for as a purchase and accordingly, the Consolidated Condensed Statements of Income for the three months ended December 31, 2001 and 2000, include the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment, the assumption of $1.353 million in deposits and $212,000 of accrued interest and other liabilities. The premium paid over historical carrying values was $310,000, which has been allocated to goodwill and deposit premium. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank" ("Branch").

FINANCIAL CONDITION
-------------------

ASSETS

At December 31, 2001, assets totaled $70.399 million compared to total assets of $68.773 million at September 30, 2001. The increase was primarily a result of increases in investment and mortgage-backed securities available-for-sale, net loans receivable, and net premises and equipment, which more than offset the decrease in cash and cash equivalents.

Cash and cash  equivalents  decreased  $3.191  million  during the  period.  The decrease was primarily the result of the increase in investment and mortgage-backed securities available-for-sale, loan demand, and costs associated with branching activities.

Securities available-for-sale increased by $805,000 during the three months ended December 31, 2001. Securities prepayments, calls and maturities of $4.232 million were received on investment securities available-for-sale. The Bank purchased $5.161 million of investment securities available-for-sale, and the market value of the securities decreased $101,000 during the period. Amortization of premium discounts and dividends accounted for $23,000 of the increase in securities.

Loans receivable increased $3.660 million during the three months ended December 31, 2001. During this period, the Bank originated loans totaling $9.300 million, comprised of residential mortgage loans totaling $2.396 million, non-residential mortgage loans totaling $5.003 million, consumer loans totaling $1.068 million, and commercial loans totaling $833,000. During the same period, the Bank received scheduled principal payments and prepayments totaling $5.630 million on its loan portfolio.

Bank property and equipment increased by $307,000 during the period and was primarily the result of improvements to the land in Sheridan, Wyoming. Improvements to the land in Sheridan totaled $330,000 as of December 31, 2001. The Sheridan parcel of land consists of 1.48 acres. The total cost of construction of the branch is estimated to be $1.4 million and the projected opening date is April 2002.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (Continued)
                                December 31, 2001


LIABILITIES

Deposits increased by $1.816 million from $40.709 million at September 30, 2001 to $42.525 million at December 31, 2001.

Deferred income taxes decreased by $3,000 during the three months ended December 31, 2001 and were mainly the result of the decrease in market value of available-for-sale securities offset by deferred income tax expense from FHLB stock dividends and amortization of intangibles.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity decreased $73,000 during the three months ended December 31, 2001. The decrease was primarily the result of decreased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $175,000 at December 31, 2001, or 0.41% of gross loans. This compares to $119,000 at September 30, 2001 or 0.31% of gross loans. Non-performing loans at December 31, 2001 were comprised of one single-family mortgage loan, one commercial loan, and six consumer loans.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended December 31, 2001 and 2000.
------------------------------------------------------------

Net Income. Net income for the three months ended December 31, 2001 was lower than net income reported for the same period in 2000 primarily due to expanding Branch operations. Specifically, the reduction is attributable to a $97,000 increase in compensation and benefits resulted primarily from the hiring of a branch president and five additional staff members and the costs associated with a severance payment to a former employee, a $21,000 increase in occupancy and equipment and a $29,000 increase in other expenses. These increases were partially offset by a $97,000 increase in net interest income, a $5,000 increase in non-interest income, and a reduction of $22,000 in income tax expense. The increase in net interest income was primarily attributed to an increase in the volume of interest-earning assets and a decrease in the cost of interest-costing liabilities for the three-month period ended December 31, 2001.

Interest Income. For the three months ended December 31, 2001, interest income totaled $1.106 million compared to $1.093 million for the three months ended December 31, 2000. An increase in the volume of average earning assets from $63.081 million for the three months ended December 31, 2000 to $67.091 million for the same period in 2001 contributed to a $95,000 increase in interest income. A decrease was experienced in the yield on average earning assets from 6.93% for the three months ended December 31, 2000 to 6.59% for the three months ended December 31, 2001, which contributed to a $82,000 decrease in interest income.

Interest Expense. Total interest expense decreased by $84,000 from $692,000 for the three months ended December 31, 2000 to $608,000 for the same period in 2001. This was primarily a result of a decrease in the cost of average interest-bearing liabilities.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (Continued)
                                December 31, 2001


Interest expense for deposits, including deposit premium amortization, increased by $3,000 from $393,000 for the three months ended December 31, 2000 to $396,000 for the same period in 2001. The cost of average interest-bearing deposits decreased from 5.05% for the three months ended December 31, 2000 to 3.86% for the three months ended December 30, 2001, which caused interest expense for deposits to decrease by $121,000. An increase in the volume of average interest-bearing deposits from $31.125 million for the three months ended December 31, 2000, to $40.985 million for the three months ended December 31, 2001, resulted in a $124,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB decreased by $87,000 from $299,000 for the three months ended December 31, 2000 to $212,000 for the same period in 2001. The cost of average interest-bearing advances from the FHLB decreased from 6.48% for the three months ended December 31, 2000 to 6.33% for the same period in 2001. This decrease in the cost of average interest-bearing advances caused a $7,000 decrease in interest expense. Average interest-bearing advances decreased from $18.451 million for the three month period ended December 31, 2000, to $13.400 million for the three month period ended December 31, 2001, and resulted in an $80,000 decrease in interest expense for advances.

Net Interest Income. Net interest income increased by $97,000 from $401,000 for the three months ended December 31, 2000 to $498,000 for the three months ended December 31, 2001. The increase in the volume of average interest-bearing liabilities and the decrease in the cost of average interest-bearing liabilities were the major factors for the decrease in net interest income. The increase in average interest-bearing liabilities was not fully offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 127.24% in 2000 to 123.36% in 2001. The major factor was the decrease in the rate paid for interest-bearing liabilities and a smaller decrease in the rate earned for average interest-earning assets.

Net interest margin increased from 2.54% for the three months ended December 31, 2000 to 2.98% for the three months ended December 31, 2001. The increase in net interest margin was primarily caused by the disproportionate decrease in the cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. No provision was recorded during the three months ended December 31, 2001 and 2000. There were no loan charge-offs for the three months ended December 30, 2001 while recoveries totaled $3,000. In the three months ended December 31, 2000, there were no loan charge-offs while recoveries totaled $10,000.

Total Non-interest Income. Total non-interest income increased by $5,000 from $25,000 for the three months ended December 31, 2000 to $30,000 for the three months ended December 31, 2001 primarily due to an increase in customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $156,000 from $280,000 for the three months ended December 31, 2000 to $436,000 for the three months ended December 31, 2001. The increase was attributable to increases in compensation, occupancy and equipment, advertising, data processing costs, amortization of goodwill, and other non-interest expenses primarily related to the expansion of operations.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (Continued)
                                December 31, 2001


Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2001 and 2000 was 25.00% and 30.82%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                           At December 31, 2001
                                          ----------------------
                                                    Percentage
                                            Amount  of Assets (2)
                                           -------  ------------
                                         (Dollars in thousands)

GAAP Capital ...........................   $11,844

Tangible capital .......................   $11,568      16.82%
Tangible capital requirement ...........     1,032       1.50%
                                           -------      -----
Excess .................................   $10,536      15.32%
                                           =======      =====

Core capital ...........................   $11,602      16.87%
Core capital requirements ..............     2,064       3.00%
                                           -------      -----
Excess .................................   $ 9,538      13.87%
                                           =======      =====

Total risk-based capital (1) ...........   $11,913      31.81%
Total risk-based capital requirement (1)     2,996       8.00%
                                           -------      -----
Excess (1) .............................   $ 8,917      23.81%
                                           =======      =====


1)  Based on risk-weighted assets of $37,451,000
2)  Based on the Bank's adjusted total assets of $68,787,000

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

Liquidity. The Bank, pursuant to federal regulations, is required to maintain sufficient liquidity to insure its safe and sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (Continued)
                                December 31, 2001


internally but supplements with borrowed funds from the FHLB. As of December 31, 2001 such borrowed funds totaled $13.400 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The amount of certificate accounts and FHLB advances, which are scheduled to mature during the twelve months ending December 31, 2002 is approximately $18.785 million and $700,000, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At December 31, 2001, the Bank had loan commitments outstanding of $3.754 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments, and, if necessary, through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                     Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  (Continued)
                                December 31, 2001


KEY OPERATING RATIOS
--------------------
                                                    Three Months Ended
                                                       December 31,
                                            -----------------------------------
                                               2001 (1)           2000 (1)
                                            ------------------------------------
                                                   (Dollars in thousands,
                                                   except per  share data)
                                                     (Unaudited)
Return on average assets                         0.39%               0.63%
Return on average equity                         2.02%               3.08%
Interest rate spread                             2.12%               1.35%
Net interest margin                              2.98%               2.54%
Non-interest expense to average
   Assets                                        2.47%               1.74%
Net charge-offs to average
   outstanding loans                            (0.01%)             (0.03%)


                                             At December 30,      At September
                                                  2001              30, 2001
                                            ------------------ -----------------
Nonaccrual and 90 days past due
   Loans                                             $175                $119
Repossessed real estate, held under
   judgment                                            --                  --
                                            ---------------    ----------------
  Total nonperforming assets                         $175                $119
                                            ===============    ================
Nonperforming loans to gross loans                   0.41%               0.31%
Nonperforming assets to total assets                 0.25%               0.17%
Book value per share (2)                           $17.10              $17.21

--------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of December 31, 2001 and September 30, 2001 was 788,524 and 788,124, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 30, 2001. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February 13, 2002         By: /s/ Deane D. Bjerke
                                    --------------------------------------------
                                    Deane D. Bjerke
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: February 13, 2002         By: /s/ John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)