Form 10QSB
period 2002-03-31
CRAZY WOMAN CREEK BANCORP INC
filed 2002-05-15
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from             to
                                            ----------     ----------

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Wyoming                            83-0315410
      -------------------------------           -------------------
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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at May 14, 2002:  811,208

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ----   ----


                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements (unaudited)

                       Consolidated Condensed Statements of Financial Condition at March 31,
                       2002 and September 30, 2001                                                       1

                       Consolidated Condensed Statements of Income for the Three and Six Months
                       ended March 31, 2002 and 2001                                                     2

                       Consolidated Condensed Statements of Comprehensive Income for the Three
                       and Six Months ended March 31, 2002 and 2001                                      3

                       Consolidated Condensed Statements of Cash Flows for the Six Months ended
                       March 31, 2002 and 2001                                                           4

                       Notes to Consolidated Condensed Financial Statements                              5

Item 2.                Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                     8


PART II.               OTHER INFORMATION
                       -----------------

Item 1.                Legal Proceedings                                                                17

Item 2.                Changes in Securities and Use of Proceeds                                        17

Item 3.                Defaults upon Senior Securities                                                  17

Item 4.                Submission of Matters to a Vote of Security Holders                              17

Item 5.                Other Information                                                                17

Item 6.                Exhibits and Reports on Form 8-K                                                 17


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                                March 31,              September 30,
                                                                                 2002                      2001
                                                                             -------------            --------------

Assets                                                                               (Dollars in thousands,
------                                                                                except per share data)


Cash and cash equivalents                                                         $ 4,255                 $ 5,897
Investment and mortgage-backed securities available-for-sale                       20,350                  22,003
Stock in Federal Home Loan Bank of Seattle, at cost                                 1,165                   1,128
Loans receivable, net                                                              42,427                  37,058
Accrued interest receivable                                                           414                     429
Premises and equipment, net                                                         2,958                   1,871
Income tax receivable                                                                  30                      --
Goodwill and other intangible assets, net of accumulated amortization
     of $55 and $34 at March 31, 2002 and September 30, 2001                          255                     276
Other assets                                                                           57                     111
                                                                                  -------                 -------
                                                                                  $71,911                 $68,773
                                                                                  =======                 =======
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                        $44,447                 $40,709
  Advances from Federal Home Loan Bank                                             13,400                  13,400
  Advance payments by borrowers for taxes and insurance                                33                      67
  Deferred income taxes                                                               183                     213
  Dividends payable                                                                    97                      97
  Accrued expenses and other liabilities                                              318                     729
                                                                                  -------                 -------
    Total liabilities                                                              58,478                  55,215
                                                                                  -------                 -------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized; none issued and outstanding at March 31, 2002
     and September 30, 2001                                                            --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at March 31, 2002
     and September 30, 2001                                                           106                     106
  Additional paid-in capital                                                       10,122                  10,117
  Unearned ESOP/MSBP shares                                                          (398)                   (429)
  Retained earnings                                                                 7,060                   7,125
  Accumulated other comprehensive income, net                                          60                     195
  Treasury stock at cost, 264,476 and 267,876 shares at
     March 31, 2002 and September 30, 2001, respectively                           (3,517)                 (3,556)
                                                                                  -------                 -------
    Total stockholders' equity                                                     13,433                  13,558
                                                                                  -------                 -------
                                                                                  $71,911                 $68,773
                                                                                  =======                 =======

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                         March 31,                            March 31,
                                                                    --------------------------       --------------------------
                                                                      2002             2001             2002              2001
                                                                    -------          --------         --------          -------
                                                                         (Dollars in thousands except per share data)
Interest income:
  Loans receivable                                                   $  768            $  645           $1,556            $1,250
  Mortgage-backed securities                                            194               169              414               351
  Investment securities                                                  67               223              120               492
  Other interest income                                                  25                41               70                78
                                                                     ------            ------           ------            ------
     Total interest income                                            1,054             1,078            2,160             2,171
Interest expense:
  Deposits                                                              353               407              747               800
  Advances from Federal Home Loan Bank                                  207               267              419               566
  Other interest expense                                                 --                 2                2                 2
                                                                     ------            ------           ------            ------
     Total interest expense                                             560               676            1,168             1,368
                                                                     ------            ------           ------            ------
     Net interest income                                                494               402              992               803
Provision for loan losses                                                --                --               --                --
                                                                     ------            ------           ------            ------
     Net interest income after provision for loan losses                494               402              992               803
                                                                     ------            ------           ------            ------
Non-interest income:
  Customer service charges                                               19                18               41                35
  Other operating income                                                 14                 8               22                16
                                                                     ------            ------           ------            ------
     Total non-interest income                                           33                26               63                51
                                                                     ------            ------           ------            ------
Non-interest expense:
  Compensation and benefits                                             219               213              472               369
  Occupancy and equipment                                                52                36               93                56
  FDIC/SAIF deposit insurance premiums                                    2                 2                4                 4
  Advertising                                                            16                 9               30                21
  Data processing services                                               36                32               68                58
  Professional fees                                                      54                27               72                47
  Loss on disposal of assets                                             --                11               --                11
  Amortization of goodwill                                                3                 3                6                 3
  Other                                                                  87                62              160               106
                                                                     ------            ------           ------            ------
     Total non-interest expense                                         469               395              905               675
                                                                     ------            ------           ------            ------
     Income before income taxes                                          58                33              150               179
Income tax expense                                                       13                 7               35                52
                                                                     ------            ------           ------            ------
     Net income                                                      $   45            $   26           $  115            $  127
                                                                     ======            ======           ======            ======

Dividends declared per common share                                  $ 0.12            $ 0.12           $ 0.24            $ 0.24
                                                                     ======            ======           ======            ======
Basic earnings per common share                                      $ 0.06            $ 0.03           $ 0.14            $ 0.16
                                                                     ======            ======           ======            ======
Diluted earnings per common share                                    $ 0.06            $ 0.03           $ 0.14            $ 0.16
                                                                     ======            ======           ======            ======


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                  March 31,                          March 31,
                                                         -------------------------          ------------------------
                                                           2002              2001             2002             2001
                                                         --------          -------          -------          -------
                                                                         (Dollars in thousands)
Net income                                                $  45              $ 26           $ 115             $ 127
Other comprehensive income
        Unrealized (losses) gains on investment and
           mortgage-backed securities available-for-sale   (104)              109            (205)              541

Income tax benefit (expense) related to items of other
comprehensive income                                         35               (37)             70              (184)
                                                          -----              ----           -----             -----

Other comprehensive (loss) income, after tax                (69)               72            (135)              357
                                                          -----              ----           -----             -----

Comprehensive income                                      $ (24)             $ 98           $ (20)            $ 484
                                                          =====              ====           =====             =====



See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Six Months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                                    2002             2001
                                                                                                 -----------      -----------
Cash flows from operating activities:                                                              (Dollars in thousands)
  Net income                                                                                        $ 115            $ 127
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of premiums and discounts on securities available-for-sale, net                       53               (4)
    Amortization of intangibles                                                                        21               12
    Deferred income tax benefit, net                                                                   40                4
    Federal Home Loan Bank stock dividend                                                             (37)             (35)
    Depreciation                                                                                       56               34
    Loss on disposal of fixed assets                                                                   --               11
    Dividends reinvested                                                                               (7)              (6)
    Deferred loan origination fees, net                                                                17                4
    ESOP shares committed to be released                                                               31               29
    MSBP compensation expense                                                                          (3)              29
Change in:
        Accrued interest receivable                                                                    15               86
        Income taxes                                                                                  (30)              53
        Other assets                                                                                   54                4
        Accrued expenses and other liabilities                                                       (411)               5
                                                                                                 --------          -------
           Net cash (used in) provided by operating activities                                        (86)             353

Cash flows from investing activities:
  Purchases of securities available-for-sale                                                      (5,431)               --
  Proceeds from maturities, calls and prepayments of securities available-for-sale                  6,833            5,553
  Origination of loans receivable                                                                 (15,893)          (6,674)
  Repayment of principal on loans receivable                                                       10,507            4,365
  Acquisition of branch office                                                                         --              773
  Purchase of premises and equipment                                                               (1,143)            (548)
                                                                                                 --------          -------
    Net cash (used in) provided by investing activities                                            (5,127)           3,469

Cash flows from financing activities:
  Net increase in deposits                                                                          3,738              797
  Advances from Federal Home Loan Bank                                                                 --            4,350
  Repayment of advances from Federal Home Loan Bank                                                    --           (6,900)
  Net decrease in advances from borrowers for taxes and insurance                                     (34)             (34)
  Exercise of stock options                                                                            47               --
  Dividends paid to stockholders                                                                     (180)            (177)
                                                                                                 --------          -------
    Net cash provided by (used in) financing activities                                             3,571           (1,964)
                                                                                                 --------          -------
Net (decrease) increase in cash and cash equivalents                                               (1,642)           1,858
Cash and cash equivalents at beginning of period                                                    5,897            2,796
                                                                                                 --------          -------
Cash and cash equivalents at end of period                                                       $  4,255          $ 4,654
                                                                                                 ========          =======
Cash paid during period for:
   Interest                                                                                      $  1,161          $ 1,256
   Income taxes                                                                                        35               --
Noncash Investing and Financing Activities:

    During 2001, the Company acquired a branch in Gillette Wyoming with $95 of loans, $387 of property and equipment and $1,353 of deposits.
See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  IMPACT OF RECENTLY ISSUED ACCOUNT STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141, which was adopted by the Company on July 1, 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. However, goodwill recognized in connection with certain branch acquisitions will continue to be subject to the provisions of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 142, which was adopted by the Company October 1, 2001, also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. As of the date of adoption, the Company had unamortized goodwill in the amount of $178,000 which will continue to be amortized in accordance with the provisions of SFAS 72. There was no indication that goodwill was impaired at the date of adoption. The Company tests goodwill annually in the

             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002

fourth quarter in connection with its annual budgeting process. Amortization expense related to goodwill was $3,000 for the three months ended March 31, 2002 and 2001. Amortization expense related to goodwill was $6,000 and $3,000 for the six months ended March 31, 2002 and 2001, respectively.

Following is a summary of acquired intangible assets at March 31, 2002.

                             Gross            Accumulated
                         Carrying Amount      Amortization          Net
                         ---------------      ------------       ---------

Goodwill                   $ 188,000             16,000           172,000
Core Deposit Premium         122,000             39,000            83,000
                           ---------           --------         ---------
                           $ 310,000             55,000           255,000
                           =========           ========         =========

Amortization expense for Goodwill and Core Deposit Premium the six months ended March 31, 2002 was $21,000 and estimated annual amortization expense is as follows:

                   Year Ended
                 September 30,
-------------------------------------------------

2002                            $ 41,000
2003                              36,000
2004                              31,000
2005                              26,000
2006                              21,000

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


                                                                 For the Three Months ended March 31, 2002
                                                          Net Income        Average Shares        Per Share Amount
                                                       -----------------  --------------------  -------------------
 Basic EPS
  Net income available to common stockholders             $ 45,000               793,574             $ 0.06
                                                                                                     ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                   --                11,213
   Incremental shares related to MSBP                           --                   378
                                                       ---------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                  $ 45,000               805,165             $ 0.06
                                                          ========               =======             ======

             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002


                                                                 For the Three Months ended March 31, 2001
                                                          Net Income        Average Shares        Per Share Amount
                                                          ---------------------------------------------------------
 Basic EPS
  Net income available to common stockholders               $ 26,000               777,172          $ 0.03
                                                                                                    ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                11,370
   Incremental shares related to MSBP                             --                   562
                                                          -----------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                    $ 26,000               789,104          $ 0.03
                                                            ========               =======          ======


                                                                  For the Six Months ended March 31, 2002
                                                          Net Income        Average Shares        Per Share Amount
                                                          ---------------------------------------------------------
 Basic EPS
  Net income available to common stockholders               $115,000               792,374          $ 0.14
                                                                                                    ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                 9,403
   Incremental shares related to MSBP                             --                   254
                                                          -----------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                    $115,000               802,031          $ 0.14
                                                            ========               =======          ======


                                                                  For the Six Months ended March 31, 2001
                                                          Net Income        Average Shares        Per Share Amount
                                                          ---------------------------------------------------------
 Basic EPS
  Net income available to common stockholders               $127,000               775,986          $ 0.16
                                                                                                    ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                 6,482
   Incremental shares related to MSBP                             --                   281
                                                          -----------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                    $127,000               782,757          $ 0.16
                                                            ========               =======          ======


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 March 31, 2002

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

GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, a loan to the ESOP, a loan to the Bank, and shares held in mutual funds. The Bank operates as a traditional savings association, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in fixed-rate conventional loans secured by single-family residential real estate. The Bank also utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to purchase investment securities and to originate loans. The Bank also originates commercial real estate loans, business loans, home equity loans, consumer loans and loans secured by savings accounts. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds and short-term and medium-term U.S. Agency securities.

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002

deposit flows. To a lesser extent, the Bank's net income is also affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

PURCHASE OF BRANCH

On December 27, 2000, the Bank purchased the building, equipment, loans and acquired the deposit liabilities of the Gillette, Wyoming branch of Hulett National Bank for a purchase price of $675,000. The transaction was accounted for as a purchase and accordingly, the Consolidated Condensed Statements of Income for the three and six months ended March 31, 2002 and 2001, include the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment, the assumption of $1.353 million in deposits and $212,000 of accrued interest and other liabilities. The premium paid over historical carrying values was $310,000, which has been allocated to goodwill and deposit premium. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank" ("Branch").

CRITICAL ACCOUNTING POLICIES

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operation or liquidity.

FINANCIAL CONDITION
-------------------

ASSETS

At March 31, 2002, assets totaled $70.911 million compared to total assets of $68.773 million at September 30, 2001. The increase was primarily a result of increases in net loans receivable and net premises and equipment, which more than offset the decrease in cash and cash equivalents and investment and mortgage-backed securities available-for-sale.

Cash and cash equivalents decreased $1.642 million during the period. The decrease was primarily the result of the increase in loans receivable and costs associated with branching activities offset by a decrease in investment and mortgage-backed securities and a corresponding increase in deposits.

Securities available-for-sale decreased by $1.653 million during the six months ended March 31, 2002. Securities prepayments, calls and maturities of $6.833 million were received on investment securities

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002

available-for-sale. The Bank purchased $5.431 million of investment securities available-for-sale, and the market value of the securities decreased $205,000 during the period. Amortization of premium discounts and dividends accounted for $46,000 of the decrease in securities.

Loans receivable increased $5.369 million during the six months ended March 31, 2002. During this period, the Bank originated loans totaling $15.893 million, comprised of residential mortgage loans totaling $4.963 million, non-residential mortgage loans totaling $6.439 million, consumer loans totaling $2.605 million, and commercial loans totaling $1.886 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $10.507 million on its loan portfolio.

Bank property and equipment increased by $1.087 million during the period and was primarily the result of improvements to the land in Sheridan, Wyoming. Improvements to the land in Sheridan totaled $805,000 as of March 31, 2002. The Sheridan parcel of land consists of 1.48 acres. The total cost of construction of the branch is estimated to be $2.1 million and the branch opened on April 8, 2002.

LIABILITIES

Deposits increased by $3.738 million from $40.709 million at September 30, 2001 to $44.447 million at March 31, 2002.

Deferred income taxes decreased by $30,000 during the six months ended March 31, 2002 and were mainly the result of the decrease in market value of available-for-sale securities offset by deferred income tax expense from FHLB stock dividends and amortization of intangibles.

Accrued expenses and other liabilities decreased by $411,000 during the six months ended March 31, 2002 and were mainly the result of the decrease in accrued interest payable, outstanding corporate checks and accounts payable related to the construction project in Sheridan Wyoming.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity decreased $125,000 during the six months ended March 31, 2002. The decrease was primarily the result of decreased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $381,000 at March 31, 2002, or 0.86% of gross loans. This compares to $119,000 at September 30, 2001 or 0.31% of gross loans. Non-performing loans at March 31, 2002 were comprised of four single-family mortgage loans, two commercial loans, and four consumer loans.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended March 31, 2002 and 2001.
---------------------------------------------------------

Net Income. Net income for the three months ended March 31, 2002 was higher than net income reported for the same period in 2001. Specifically the increase is attributable to a $92,000 increase in net interest income a $7,000 increase in non-interest income, a $11,000 decrease in loss on disposal of

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002

assets. These increases were offset by a $6,000 increase in compensation and benefits, a $16,000 increase in occupancy and equipment, a $7,000 increase in advertising, a $27,000 increase in professional fees associated with search for a Chief Executive Officer, a $25,000 increase in other expenses, and an increase of $6,000 in income tax expense. The increase in net interest income was primarily attributed to an increase in the volume of interest-earning assets and interest-bearing liabilities offset by a corresponding decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities for the three-month period ended March 31, 2002.

Interest Income. For the three months ended March 31, 2002, interest income totaled $1.054 million compared to $1.078 million for the three months ended March 31, 2001. An increase in the volume of average interest-earning assets from $62.069 million for the three months ended March 31, 2001 to $67.285 million for the same period in 2002 contributed to a $132,000 increase in interest income. A decrease was experienced in the yield on average interest-earning assets from 6.95% for the three months ended March 31, 2001 to 6.27% for the three months ended March 31, 2002, which contributed to a $156,000 decrease in interest income.

Interest Expense. Total interest expense decreased by $116,000 from $676,000 for the three months ended March 31, 2001 to $560,000 for the same period in 2002. This was primarily a result of a decrease in the cost of average interest-bearing liabilities.

Interest expense for deposits, including deposit premium amortization, decreased by $54,000 from $407,000 for the three months ended March 31, 2001 to $353,000 for the same period in 2002. The cost of average interest-bearing deposits decreased from 4.94% for the three months ended March 31, 2001 to 3.30% for the three months ended March 31, 2002, which caused interest expense for deposits to decrease by $155,000. An increase in the volume of average interest-bearing deposits from $32.981 million for the three months ended March 31, 2001, to $42.774 million for the three months ended March 31, 2002, resulted in a $101,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $62,000 from $269,000 for the three months ended March 31, 2001 to $207,000 for the same period in 2002. The cost of average interest-bearing advances from the FHLB decreased from 6.33% for the three months ended March 31, 2001 to 6.18% for the same period in 2002. This decrease in the cost of average interest-bearing advances caused a $5,000 decrease in interest expense. Average interest-bearing advances decreased from $17.011 million for the three month period ended March 31, 2001, to $13.400 million for the three month period ended March 31, 2002, and resulted in an $57,000 decrease in interest expense for advances.

Net Interest Income. Net interest income increased by $91,000 from $402,000 for the three months ended March 31, 2001 to $493,000 for the three months ended March 31, 2002. The increase in the volume of average interest-bearing liabilities and the decrease in the cost of average interest-bearing liabilities were the major factors for the increase in net interest income. The increase in average interest-bearing liabilities was not fully offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 124.16% in 2001 to 119.78% in 2002. The major factor was the decrease in the rate paid for interest-bearing liabilities and a smaller decrease in the rate earned for average interest-earning assets.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002

Net interest margin increased from 2.59% for the three months ended March 31, 2001 to 2.94% for the three months ended March 31, 2002. The increase in net interest margin was primarily caused by the disproportionate decrease in the cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. No provision was recorded during the three months ended March 31, 2002 and 2001. There were $1,000 in loan charge-offs for the three months ended March 31, 2002 while recoveries totaled $4,000. In the three months ended March 31, 2001, there were $7,000 in loan charge-offs while recoveries totaled $22,000.

Total Non-interest Income. Total non-interest income increased by $7,000 from $26,000 for the three months ended March 31, 2001 to $33,000 for the three months ended March 31, 2002 primarily due to an increase in other operating income.

Total Non-interest Expense. Total non-interest expense increased by $74,000 from $395,000 for the three months ended March 31, 2001 to $469,000 for the three months ended March 31, 2002. The increase was attributable to increases in compensation, occupancy and equipment, advertising, data processing costs, professional fees, and other non-interest expenses primarily related to the expansion of operations.

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2002 and 2001 was 22.41% and 21.21%, respectively. The effective tax rate is higher during 2002 than 2001 due to an increase in taxable income and a corresponding increase in tax exempt interest income and resulting in permanent tax differences arising from the dividends received deduction and tax exempt interest income.

Comparison of Six Months Ended March 31, 2002 and 2001.
-------------------------------------------------------

Net Income. Net income for the six months ended March 31, 2002 was lower than net income reported for the same period in 2001 primarily due to expanding the branch operations. Specifically the reduction is attributable to a $103,000 increase in compensation and benefits resulted primarily from the hiring of two branch presidents and ten additional staff members and the costs associated with a severance payment to a former employee, a $37,000 increase in occupancy and equipment, a $9,000 increase in advertising, a $10,000 increase in data processing costs, a $25,000 increase in professional fees associated with search for a Chief Executive Officer, and a $54,000 increase in other expenses. These increases were partially offset by a $189,000 increase in net interest income, a $12,000 increase in non-interest income, a $11,000 decrease in loss on disposal of assets, and a reduction of $17,000 in income tax expense. The increase in net interest income was primarily attributed to an decrease in the cost of interest-bearing liabilities for the six-month period ended March 31, 2002.

Interest Income. For the six months ended March 31, 2002, interest income totaled $2.160 million compared to $2.171 million for the six months ended March 31, 2001. An increase in the volume of average interest-earning assets from $62.575 million for the six months ended March 31, 2001 to $67.188 million for the same period in 2002 caused interest income to increase by $226,000. A decrease was experienced in the yield on average interest-earning assets from 6.94% for the six months ended March 31, 2001 to 6.43% for the six months ended March 31, 2002, which contributed to a $237,000 decrease in interest income.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002

Interest Expense. Total interest expense decreased by $200,000 from $1.368 million for the six months ended March 31, 2001 to $1.168 million for the same period in 2002. This was primarily a result of a decrease in the cost of average interest-bearing liabilities.

Interest expense for deposits including deposit premium amortization decreased by $53,000 from $800,000 for the six months ended March 31, 2001 to $747,000 for the same period in 2002. The cost of average interest-bearing deposits decreased from 4.99% for the six months ended March 31, 2001 to 3.57% for the six months ended March 31, 2002, which caused interest expense for deposits to decrease by $263,000. An increase in the volume of average interest-bearing deposits from $32.052 million for the six months ended March 31, 2001 to $41.879 million for the six months ended March 31, 2002, resulted in a $210,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $147,000 from $566,000 for the six months ended March 31, 2001 to $419,000 for the same period in 2002. The cost of average interest-bearing advances from the FHLB decreased from 6.41% for the six months ended March 31, 2001 to 6.28% for the same period in 2002. This decrease in the cost of average interest-bearing advances caused a $12,000 decrease in interest expense. Average interest-bearing advances decreased from $17.731 million for the six month period ended March 31, 2001 to $13.400 million for the six month period ended March 31, 2002, resulting in a $135,000 decrease in interest expense for advances.

Net Interest Income. Net interest income increased by $189,000 from $803,000 for the six months ended March 31, 2001 to $992,000 for the six months ended March 31, 2002. The decrease in net interest income was primarily caused by the increase in the cost and volume of interest-bearing liabilities. The increase in average interest-bearing liabilities was not offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 125.70% in 2001 to 121.54% in 2002. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income.

Net interest margin increased from 2.57% for the six months ended March 31, 2001 to 2.95% for the six months ended March 31, 2002. The increase in net interest margin was primarily caused by the disproportionate decrease in cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. No provision was recorded during the six months ended March 31, 2002 and 2001. There were $1,000 in loan charge-offs for the six months ended March 31, 2002 while recoveries totaled $7,000. In the six months ended March 31, 2001, there were $7,000 in loan charge-offs while recoveries totaled $32,000.

Total Non-interest Income. Total non-interest income increased by $12,000 from $51,000 for the six months ended March 31, 2001 to $63,000 for the six months ended March 31, 2002 primarily due to an increase in other operating income and customer service charges.

Total Non-interest Expense. Total non-interest expense increased by $230,000 from $675,000 for the six months ended March 31, 2001 to $905,000 for the six months ended March 31, 2002. There were increases in compensation, occupancy and equipment, advertising, data processing costs, professional fees, amortization of goodwill and other non-interest expenses.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002

Provision for Income Taxes. The effective tax rate for the six months ended March 31, 2002 and 2001 was 23.34% and 29.05%, respectively. The effective tax rate is lower than the expected tax rate of 34% due to permanent tax differences arising from the dividends received deduction and tax exempt interest income.

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                                                       At March 31, 2002
                                                                  --------------------------
                                                                                  Percentage
                                                                   Amount          of Assets
                                                                  ---------       -----------
                                                                   (Dollars in thousands)
GAAP Capital...................................................   $ 10,358          14.67%

Tangible capital...............................................   $ 10,189          14.47%
Tangible capital requirement...................................      1,056           1.50%
                                                                  --------          -----
Excess.........................................................   $  9,133          12.97%
                                                                  ========          =====

Core capital...................................................   $ 10,188          14.47%
Core capital requirements......................................      2,112           3.00%
                                                                  --------          -----
Excess.........................................................   $  8,076          11.47%
                                                                  ========          =====

Total risk-based capital (1)...................................   $ 10,502          26.06%
Total risk-based capital requirement (1).......................      3,223           8.00%
                                                                  --------          -----
Excess (1).....................................................   $  7,279          18.06%
                                                                  ========          =====

1)  Based on risk-weighted assets of $40,293,000
2)  Based on the Bank's adjusted total assets of $70,407,000

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

Liquidity. The Bank is required under federal regulations to maintain sufficient liquidity to insure its safe an sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Management Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)
                                 March 31, 2002


lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of March 31, 2002 such borrowed funds totaled $13.400 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.


The amount of certificate accounts and FHLB advances, which are scheduled to mature during the twelve months ending March 31, 2003 is approximately $20.493 million and $700,000, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At March 31, 2002, the Bank had loan commitments outstanding of $5.019 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments and if necessary through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions.

KEY OPERATING RATIOS
--------------------

                                                       Three Months Ended                      Six Months Ended
                                                            March 31,                              March 31,
                                                 ------------------------------    -----------------------------------
                                                    2002 (1)           2001 (1)            2002 (1)           2001 (1)
                                                 ---------------------------------------------------------------------
                                                          (Dollars in thousands, except per share data)
                                                                           (Unaudited)
Return on average assets                             0.26%               0.16%              0.32%               0.40%
Return on average equity                             1.36%               0.77%              1.69%               1.92%
Interest rate spread                                 2.28%               1.54%              2.20%               1.44%
Net interest margin                                  2.94%               2.59%              2.95%               2.56%
Non-interest expense to average
   assets                                            2.63%               2.44%              2.56%               2.09%
Net charge-offs to average
   outstanding loans                                (0.01%)             (0.04%)            (0.01%)             (0.07%)


                                                 At March 31,       At September
                                                    2002              30, 2001
                                                ------------       -------------
Nonaccrual and 90 days past due
   loans                                           $  381              $  119
Repossessed real estate, held under
   judgment                                            --                  --
                                                 --------            --------
  Total nonperforming assets                       $  381              $  119
                                                 ========            ========
Nonperforming loans to gross loans                   0.86%               0.31%
Nonperforming assets to total assets                 0.53%               0.17%
Book value per share (2)                           $16.93              $17.21

---------------------
(1)  The ratios for the three-month periods are annualized.
(2) The number of shares outstanding as of March 31, 2002 and September 30, 2001 was 793,524 and 790,124, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On  January  23,   2002,   the  Company  held  its  annual  meeting  of
         stockholders and the following items were presented:

         Election of Directors Richard Reimann and Sandra K. Todd for terms of three years ending 2005 and the ratification of the appointment of KPMG LLP as the Company's auditors for the 2002 fiscal year.

         Votes were as follows:

                                                For      Against   Withheld
                                                ---      -------   --------

         Richard Reimann                       697,485       --     17,310
         Sandra K. Todd                        697,735       --     17,060

         Ratification of KPMG LLP              696,799    11,896     6,100

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on May 2, 2002 pursuant to items 5 and 7 announcing the registrant's management succession  plan  to  fill  the  position  vacated  by  former
                  President and Chief Executive Officer Deane D. Bjerke who retired on May 1, 2002.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: May 14, 2002                  By: /s/ Gary J. Havens
                                    ----------------------
                                    Gary J Havens
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 14, 2002                  By: /s/ John B. Snyder
                                    ----------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)