Form 10QSB
period 2002-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 2002-08-14
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

                           Commission File No. 0-27714

                     Crazy Woman Creek Bancorp Incorporated
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wyoming                                 83-0315410
 ------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


                     106 Fort Street, Buffalo, Wyoming 82834
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (307) 684-5591
                                 --------------
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                              --     --

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 14, 2002:  811,208

Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                --     --

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB


                                                                                           Page
                                                                                           ----
PART I      FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements (unaudited)

            Consolidated Condensed Statements of Financial Condition at June 30,
            2002 and September 30, 2001                                                       1

            Consolidated Condensed Statements of Income for the Three and Nine
            Months ended June 30, 2002 and 2001                                               2

            Consolidated Condensed Statements of Comprehensive Income for the Three
            and Nine Months ended June 30, 2002 and 2001                                      3

            Consolidated Condensed Statements of Cash Flows for the Nine Months
            ended June 30, 2002 and 2001                                                      4

            Notes to Consolidated Condensed Financial Statements                              5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                               8


PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings                                                                17

Item 2.     Changes in Securities and Use of Proceeds                                        17

Item 3.     Defaults upon Senior Securities                                                  17

Item 4.     Submission of Matters to a Vote of Security Holders                              17

Item 5.     Other Information                                                                17

Item 6.     Exhibits and Reports on Form 8-K                                                 17


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                            June 30,             September 30,
                                                                             2002                    2001
                                                                         -------------        ----------------

Assets                                                                           (Dollars in thousands,
------                                                                           except per share data)

Cash and cash equivalents                                                 $     3,034             $   $ 5,897
Investment and mortgage-backed securities available-for-sale                   19,223                  22,003
Stock in Federal Home Loan Bank of Seattle, at cost                             1,182                   1,128
Loans receivable, net                                                          46,558                  37,058
Accrued interest receivable                                                       387                     429
Premises and equipment, net                                                     3,307                   1,871
Income tax receivable                                                              90                      --
Goodwill and other intangible assets, net of accumulated
     amortization of $65 and $34 at June 30, 2002 and
     September 30, 2001, respectively                                             245                     276
Other assets                                                                       91                     111
                                                                          -----------             -----------
                                                                          $   $74,117             $   $68,773
                                                                          ===========             ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                $    46,577             $    40,709
  Advances from Federal Home Loan Bank                                         13,200                  13,400
  Advance payments by borrowers for taxes and insurance                            52                      67
  Deferred income taxes                                                           304                     213
  Dividends payable                                                                97                      97
  Accrued expenses and other liabilities                                          410                     729
                                                                          ------------            -----------
    Total liabilities                                                          60,640                  55,215
                                                                          -----------             -----------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at June 30, 2002
     and September 30, 2001                                                        --                      --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at June 30, 2002
     and September 30, 2001                                                       106                     106
  Additional paid-in capital                                                   10,135                  10,117
  Unearned ESOP/MSBP shares                                                      (407)                   (429)
  Retained earnings                                                             6,999                   7,125
  Accumulated other comprehensive income, net                                     136                     195
  Treasury stock at cost, 262,476 and 267,876 shares at
     June 30, 2002 and September 30, 2001, respectively                        (3,492)                (3,556)
                                                                          -----------             -----------
    Total stockholders' equity                                                 13,477                  13,558
                                                                          -----------             -----------
                                                                          $    74,117             $    68,773
                                                                          ===========             ===========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                         Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
                                                   ------------------------------    -------------------------------
                                                       2002              2001             2002              2001
                                                   ------------     -------------    -------------     -------------
                                                            (Dollars in thousands except per share data)
Interest income:
  Loans receivable                                     $   823           $   703          $ 2,379           $ 1,953
  Mortgage-backed securities                               172               185              586               536
  Investment securities                                     64               170              184               662
  Other interest income                                     20                52               90               130
                                                   ------------     -------------    -------------     -------------
     Total interest income                               1,079             1,110            3,239             3,281
Interest expense:
  Deposits                                                 329               430            1,076             1,230
  Advances from Federal Home Loan Bank                     204               258              623               824
  Other interest expense                                    --                 1                2                 3
                                                   ------------     -------------    -------------     -------------
     Total interest expense                                533               689            1,701             2,057
                                                   ------------     -------------    -------------     -------------
     Net interest income                                   546               421            1,538             1,224
Provision for loan losses                                   15                --               15                --
                                                   ------------     -------------    -------------     -------------
     Net interest income after
        provision for loan losses                          531               421            1,523             1,224
                                                   ------------     -------------    -------------     -------------
Non-interest income:
  Customer service charges                                  23                23               64                58
  Other operating income                                    --                11               22                27
                                                   ------------     -------------    -------------     -------------
     Total non-interest income                              23                34               86                85
                                                   ------------     -------------    -------------     -------------
Non-interest expense:
  Compensation and benefits                                267               212              739               581
  Occupancy and equipment                                   80                40              173                96
  FDIC/SAIF deposit insurance premiums                       1                 1                5                 5
  Advertising                                               20                12               50                33
  Data processing services                                  41                35              109                93
  Professional fees                                         18                15               90                62
  Loss on disposal of assets                                --                --               --                11
  Amortization of goodwill                                   3                 3                9                 6
  Other                                                     84                52              244               158
                                                   ------------     -------------    -------------     -------------
     Total non-interest expense                            514               370            1,419             1,045
                                                   ------------     -------------    -------------     -------------
     Income before income taxes                             40                85              190               264
Income tax expense                                          10                25               46                77
                                                   ------------     -------------    -------------     -------------
     Net income                                        $    30           $    60          $   144           $   187
                                                   ============     =============    =============     =============

Dividends declared per common share                    $  0.12           $  0.12          $  0.36           $  0.36
                                                   ============     =============    =============     =============
Basic earnings per common share                        $  0.04           $  0.08          $  0.18           $  0.24
                                                   ============     =============    =============
Diluted earnings per common share                      $  0.04           $  0.08          $  0.18           $  0.24
                                                   ============     =============    =============     =============


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)


                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------    ------------------------------
                                                                    2002              2001             2002              2001
                                                               -------------     -------------    -------------     ------------
                                                                                    (Dollars in thousands)
Net income                                                          $  30              $ 60            $ 144             $ 187
Other comprehensive income
        Unrealized (losses) gains on investment and
           mortgage-backed securities available-for-sale              116               (53)             (89)              489

Income tax benefit (expense) related to items of other
comprehensive income                                                  (39)               18               30              (166)
                                                               -----------       -----------      -----------       -----------
Other comprehensive (loss) income, after tax                           77               (35)             (59)              323
                                                               -----------       -----------      -----------       -----------
Comprehensive income                                                $ 107              $ 25            $  85             $ 510
                                                               ===========       ===========      ===========       ===========



See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Nine Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                      2002             2001
                                                                  -----------      -----------
Cash flows from operating activities:                              (Dollars in thousands)
  Net income                                                        $    144         $   187
  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Provision for loan losses                                             15              ---
    Amortization of premiums and discounts on securities
       available-for-sale, net                                            74               (3)
    Amortization of intangibles                                           31               23
    Deferred income tax benefit, net                                     121               32
    Federal Home Loan Bank stock dividend                                (54)             (54)
    Depreciation                                                         116               57
    Loss on disposal of fixed assets                                      --               11
    Dividends reinvested                                                 (10)              (8)
    Deferred loan origination fees, net                                   36               12
    ESOP shares committed to be released                                  47               46
    MSBP compensation expense                                             10               44
Change in:
        Accrued interest receivable                                       42               60
        Income taxes                                                     (90)              14
        Other assets                                                      20              (19)
        Accrued expenses and other liabilities                          (319)             865
                                                                  -----------      -----------
           Net cash provided by operating activities                     183            1,239

Cash flows from investing activities:
  Purchases of securities available-for-sale                          (5,431)          (7,587)
  Proceeds from maturities, calls and prepayments of
       securities available-for-sale                                   8,058            9,613
  Origination of loans receivable                                    (23,649)         (13,143)
  Repayment of principal on loans receivable                          14,098            8,000
  Acquisition of branch office                                            --              773
  Purchase of premises and equipment                                  (1,552)            (749)
                                                                  -----------      -----------
    Net cash used in investing activities                             (8,476)          (3,093)

Cash flows from financing activities:
  Net increase in deposits                                             5,868            4,916
  Advances from Federal Home Loan Bank                                 1,750            4,350
  Repayment of advances from Federal Home Loan Bank                   (1,950)          (7,650)
  Net decrease in advances from borrowers for
       taxes and insurance                                               (15)             (16)
  Exercise of stock options                                               47               59
  Dividends paid to stockholders                                        (270)            (264)
                                                                  -----------      -----------
    Net cash provided by financing activities                          5,430            1,395
                                                                  -----------      -----------
Net decrease in cash and cash equivalents                             (2,863)            (459)
Cash and cash equivalents at beginning of period                       5,897            2,796
                                                                  -----------      -----------
Cash and cash equivalents at end of period                          $  3,034         $  2,337
                                                                  ===========      ===========

Cash paid during period for:
   Interest                                                         $  1,709         $  1,922
   Income taxes                                                           35               63
Noncash Investing and Financing Activities:

    During 2001, the Company acquired a branch in Gillette Wyoming with $95 of loans, $387 of property and equipment and $1,353 of deposits.

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                  June 30, 2002


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. As of the date of adoption, the Company had unamortized goodwill in the amount of $178,000 which will continue to be amortized in accordance with the provisions of SFAS 72. There was no indication that goodwill was impaired at the date of adoption. The Company tests goodwill annually in the

             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2002

fourth quarter in connection with its annual budgeting process. Amortization expense related to goodwill was $3,000 for the three months ended June 30, 2002 and 2001. Amortization expense related to goodwill was $9,000 and $6,000 for the nine months ended June 30, 2002 and 2001, respectively.

Following is a summary of acquired intangible assets at June 30, 2002.

                  Original Amortization              Gross                Accumulated
                     Period in Years             Carrying Amount          Amortization          Net
                  -----------------------      ------------------       -----------------    ---------

Goodwill                     7                  $    188,000                19,000            169,000
Core Deposit Premium        15                       122,000                46,000             76,000
                                               --------------           -----------        -----------
                                                $    310,000                65,000            245,000
                                               ==============           ===========        ===========

Following is a summary of acquired intangible assets at September 30, 2001.

                  Original Amortization              Gross                Accumulated
                     Period in Years             Carrying Amount          Amortization          Net
                  -----------------------      ------------------       -----------------    ---------
Goodwill                     7                  $    188,000                10,000            178,000
Core Deposit Premium        15                       122,000                25,000             97,000
                                               --------------           -----------        -----------
                                                $    310,000                35,000            275,000
                                              ==============           ===========        ===========

Amortization expense related to Goodwill and Core Deposit Premium was $10,000 and $11,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization expense related to Goodwill and Core Deposit Premium was $31,000 and $23,000 for the nine months ended June 30, 2002 and 2001, respectively, and estimated annual amortization expense is as follows:


                  Year Ended
                 September 30,
---------------------------------------

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


                                                                 For the Three Months ended June 30, 2002
                                                          Net Income        Average Shares        Per Share Amount
                                                       -----------------  --------------------  ---------------------
 Basic EPS
  Net income available to common stockholders             $   30,000               797,587          $ 0.04
                                                                                                    ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                12,037
   Incremental shares related to MSBP                             --                   701
                                                          ---------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                  $   30,000               810,325          $ 0.04
                                                          ==========            ===========         ======


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2002

                                                                 For the Three Months ended June 30, 2001
                                                          Net Income        Average Shares        Per Share Amount
                                                       -----------------------------------------------------------
 Basic EPS
  Net income available to common stockholders              $  60,000               780,999          $ 0.08
                                                                                                    ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                13,561
   Incremental shares related to MSBP                             --                   585
                                                           -------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                   $  60,000               795,145          $ 0.08
                                                           =========            ==========          ======



                                                                  For the Nine Months ended June 30, 2002
                                                          Net Income        Average Shares        Per Share Amount
                                                        ----------------------------------------------------------
 Basic EPS
  Net income available to common stockholders              $ 144,000               794,112          $ 0.18
                                                           =========            ==========          ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                10,281
   Incremental shares related to MSBP                             --                   404
                                                           -------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                   $ 144,000               804,797          $ 0.18
                                                           =========            ==========          ======


                                                                  For the Nine Months ended June 30, 2001
                                                          Net Income        Average Shares        Per Share Amount
                                                        -----------------------------------------------------------
 Basic EPS
  Net income available to common stockholders              $ 187,000               777,664          $ 0.24
                                                                                                    ======
 Effect of Dilutive Securities
   Incremental shares under stock option plan                     --                 8,840
   Incremental shares related to MSBP                             --                   382
                                                           -------------------------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                                   $ 187,000               786,757          $ 0.24
                                                           =========            ==========          ======


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                              Results of Operations
                                  June 30, 2002


FORWARD LOOKING STATEMENTS

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

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and
(ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002


deposit flows. To a lesser extent, the Bank's net income is also affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.

PURCHASE OF BRANCH

On December 27, 2000, the Bank purchased the building, equipment, loans and acquired the deposit liabilities of the Gillette, Wyoming branch of Hulett National Bank for a purchase price of $675,000. The transaction was accounted for as a purchase and accordingly, the Consolidated Condensed Statements of Income for the three and nine months ended June 30, 2002 and 2001, include the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment, the assumption of $1.353 million in deposits and $212,000 of accrued interest and other liabilities. The premium paid over historical carrying values was $310,000, which has been allocated to goodwill and deposit premium. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank".

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

FINANCIAL CONDITION
-------------------

ASSETS

At June 30, 2002, assets totaled $74.117 million compared to total assets of $68.773 million at September 30, 2001. The increase was primarily a result of increases in net loans receivable and net premises and equipment, which more than offset the decrease in cash and cash equivalents and investment and mortgage-backed securities available-for-sale.

Cash and cash equivalents decreased $2.863 million during the period. The decrease was primarily the result of the increase in loans receivable and costs associated with branching activities offset by a decrease in investment and mortgage-backed securities and a corresponding increase in deposits.

Securities available-for-sale decreased by $2.780 million during the nine months ended June 30, 2002. Securities prepayments, calls and maturities of $8.058 million were received on investment securities

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002


available-for-sale. The Bank purchased $5.431 million of investment securities available-for-sale, and the market value of the securities decreased $89,000 during the period. Amortization of premium discounts and dividends accounted for $74,000 of the decrease in securities.

Loans receivable increased $9.500 million during the nine months ended June 30, 2002. During this period, the Bank originated loans totaling $23.649 million, comprised of residential mortgage loans totaling $9.229 million, non-residential mortgage loans totaling $8.611 million, consumer loans totaling $3.304 million, and commercial loans totaling $2.505 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $14.098 million on its loan portfolio.

Bank property and equipment increased by $1.436 million during the period and was primarily the result of the completion of the branch in Sheridan, Wyoming. The total cost of constructing and furnishing the branch was $1.992 million and the branch opened on April 8, 2002.

LIABILITIES

Deposits increased by $5.868 million from $40.709 million at September 30, 2001 to $46.577 million at June 30, 2002. The increases were attributable to increases in money market, checking, savings and certificate accounts and the expanded branch operations.

Advances from the FHLB of Seattle decreased by $200,000 from $13.400 million at September 30, 2001 to $13.200 million at June 30, 2002, primarily as a result of the maturity of advances and the deployment of excess cash.

Deferred income taxes increased by $91,000 during the nine months ended June 30, 2002 and were mainly the result of the deferred income tax expense associated with book to tax depreciation differences, FHLB stock dividends and amortization of intangibles, offset by the decrease in the market value of available-for-sale securities.

Accrued expenses and other liabilities decreased by $319,000 during the nine months ended June 30, 2002 and were mainly the result of the decrease in accrued interest payable, outstanding corporate checks and accounts payable related to the construction project in Sheridan Wyoming.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity decreased $81,000 during the nine months ended June 30, 2002. The decrease was primarily the result of dividends being paid in excess of current earnings, and the decreased market value on available-for-sale securities which more than offset the exercise of stock options.

ASSET QUALITY
-------------

Non-performing assets totaled $206,000 at June 30, 2002, or 0.42% of gross loans. This compares to $119,000 at September 30, 2001 or 0.31% of gross loans. Non-performing loans at June 30, 2002 were comprised of three single-family mortgage loans, and one commercial loan.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended June 30, 2002 and 2001.
--------------------------------------------------------

Net Income. Net income for the three months ended June 30, 2002 was $30,000 lower than net income reported for the same period in 2001. The decrease is attributable to a $11,000 decrease in non-interest income and a $144,000 increase in non-interest expense. Specifically, the increase in non-interest expense is attributable to a $55,000 increase in compensation and benefits, a $40,000 increase in occupancy and equipment, an $8,000 increase in advertising, a $6,000 increase in data processing costs, a $3,000 increase in professional fees, and a $32,000 increase in other expenses related to branching activities. Net interest income increased $125,000 for the three month period ending June 30, 2002 as compared to the same period in 2001 and was primarily attributable to an increase in the volume of interest-earning assets and interest-bearing liabilities offset by a corresponding decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities.

Interest Income. Total interest income decreased by $31,000 for the three months ended June 30, 2002, interest income totaled $1.079 million compared to $1.110 million for the three months ended June 30, 2001. An increase in the volume of average interest-earning assets from $64.154 million for the three months ended June 30, 2001 to $67.402 million for the same period in 2002 contributed to a $115,000 increase in interest income. A decrease was experienced in the yield on average interest-earning assets from 6.92% for the three months ended June 30, 2001 to 6.40% for the three months ended June 30, 2002, which contributed to a $146,000 decrease in interest income.

Interest Expense. Total interest expense decreased by $156,000 from $689,000 for the three months ended June 30, 2001 to $533,000 for the same period in 2002. This was primarily a result of a decrease in the cost of average interest-bearing liabilities as a result of lower market interest rates.

Interest expense for deposits, including deposit premium amortization, decreased by $101,000 from $430,000 for the three months ended June 30, 2001 to $329,000 for the same period in 2002. The cost of average interest-bearing deposits decreased from 4.82% for the three months ended June 30, 2001 to 3.05% for the three months ended June 30, 2002, which caused interest expense for deposits to decrease by $191,000. An increase in the volume of average interest-bearing deposits from $35.688 million for the three months ended June 30, 2001, to $43.144 million for the three months ended June 30, 2002, resulted in a $90,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $55,000 from $259,000 for the three months ended June 30, 2001 to $204,000 for the same period in 2002. The cost of average interest-bearing advances from the FHLB decreased from 6.34% for the three months ended June 30, 2001 to 6.09% for the same period in 2002 which resulted in a $10,000 decrease in interest expense. Average interest-bearing advances decreased from $16.332 million for the three month period ended June 30, 2001, to $13.402 million for the same period 2002, and resulted in a $45,000 decrease in interest expense for advances.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002

Net Interest Income. Net interest income increased by $125,000 from $421,000 for the three months ended June 30, 2001 to $546,000 for the three months ended June 30, 2002. The increase in net interest income was primarily due to the decrease in the cost of average interest-bearing liabilities which more than offset the increase in the volume of average interest-bearing liabilities. The increase in average interest-bearing liabilities was not fully offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 123.33% in 2001 to 119.20% in 2002. The mitigating factor was the decrease in the rate paid for interest-bearing liabilities and a smaller decrease in the rate earned for average interest-earning assets as evidenced by the increase in the interest rate spread.

Net interest margin increased from 2.62% for the three months ended June 30, 2001 to 3.24% for the three months ended June 30, 2002. The increase in net interest margin was primarily caused by the disproportionate decrease in the cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses. A $15,000 and $0 provision was recorded during the three months ended June 30, 2002 and 2001. There were $20,000 in loan charge-offs for the three months ended June 30, 2002 while recoveries totaled $7,000. In the three months ended June 30, 2001, there were no loan charge-offs while recoveries totaled $13,000.

Total Non-interest Income. Total non-interest income decreased by $11,000 from $34,000 for the three months ended June 30, 2001 to $23,000 for the three months ended June 30, 2002 primarily due to $11,000 of net expenses associated with a joint venture that was started in June 2002. The joint venture is called North Wyoming Insurance Company, LLC and is owned 50% by North Wyoming Insurance Corporation and 50% by Crazy Woman Creek Bancorp, Incorporated. The joint venture was established to offer insurance products to our customers and is only available in the Sheridan branch. The joint venture will be accounted for on the equity method and the financial impact of the joint venture is not expected to be material to the operations of the company for the foreseeable future.

Total Non-interest Expense. Total non-interest expense increased by $144,000 from $370,000 for the three months ended June 30, 2001 to $514,000 for the three months ended June 30, 2002. The increase was attributable to increases in compensation, occupancy and equipment, advertising, data processing costs, professional fees, and other non-interest expenses primarily related to the expansion of operations with the branch opening in Sheridan, Wyoming.

Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2002 and 2001 was 25.00% and 29.41%, respectively. The effective tax rate was lower during 2002 than 2001 due to a decrease in taxable income and a corresponding increase in permanent tax differences arising from the dividends received deduction and tax exempt interest income.

Comparison of Nine Months Ended June 30, 2002 and 2001.
-------------------------------------------------------

Net  Income.  Net income for the nine  months  ended June 30,  2002 was $ 43,000 lower than net income reported for the same period in 2001 primarily due to expanding the branch operations. Specifically, the reduction is attributable to a $158,000 increase in compensation and benefits which resulted primarily from the hiring of a new president, two branch presidents and ten additional staff members and the costs associated with a severance payment to a former employee, a $77,000 increase in occupancy and equipment, a $17,000 increase in advertising, a $16,000 increase in data processing

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002


costs, a $28,000 increase in professional fees, and an $86,000 increase in other expenses. These increases were partially offset by a $314,000 increase in net interest income, a $11,000 decrease in loss on disposal of assets, and a reduction of $31,000 in income tax expense. The increase in net interest income was primarily attributed to a decrease in the cost of interest-bearing liabilities for the nine-month period ended June 30, 2002.

Interest Income. Net interest income decreased by $42,000 for the nine months ended June 30, 2002, interest income totaled $3.239 million compared to $3.281 million for the nine months ended June 30, 2001. An increase in the volume of average interest-earning assets from $63.101 million for the nine months ended June 30, 2001 to $67.259 million for the same period in 2002 caused interest income to increase by $332,000. A decrease was experienced in the yield on average interest-earning assets from 6.93% for the nine months ended June 30, 2001 to 6.42% for the nine months ended June 30, 2002, which contributed to a $374,000 decrease in interest income.

Interest Expense. Total interest expense decreased by $356,000 from $2.057 million for the nine months ended June 30, 2001 to $1.701 million for the same period in 2002. This was primarily a result of a decrease in the cost of average interest-bearing liabilities, due to lower market interest rates.

Interest expense for deposits including deposit premium amortization decreased by $154,000 from $1.230 million for the nine months ended June 30, 2001 to $1.076 million for the same period in 2002. The cost of average interest-bearing deposits decreased from 4.93% for the nine months ended June 30, 2001 to 4.07% for the nine months ended June 30, 2002, which caused interest expense for deposits to decrease by $488,000. An increase in the volume of average interest-bearing deposits from $33.264 million for the nine months ended June 30, 2001 to $42.301 million for the nine months ended June 30, 2002, resulted in a $334,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $202,000 from $827,000 for the nine months ended June 30, 2001 to $625,000 for the same period in 2002. The cost of average interest-bearing advances from the FHLB decreased from 6.39% for the nine months ended June 30, 2001 to 6.22% for the same period in 2002. This decrease in the cost of average interest-bearing advances caused a $17,000 decrease in interest expense. Average interest-bearing advances decreased from $17.265 million for the nine month period ended June 30, 2001 to $13.401 million for the nine month period ended June 30, 2002, resulting in a $185,000 decrease in interest expense for advances.

Net Interest Income. Net interest income increased by $314,000 from $1.224 million for the nine months ended June 30, 2001 to $1.538 million for the nine months ended June 30, 2002. The increase in net interest income was primarily caused by the decrease in the cost and volume of interest-bearing liabilities. The increase in average interest-bearing liabilities was not fully offset by a corresponding increase in average interest-earning assets as evidenced by the decrease in the ratio of average interest-earning assets to average interest-bearing liabilities from 124.88% in 2001 to 120.75% in 2002. The decrease in the cost offset by the increase in the volume of average interest-bearing liabilities were the major factors for the increase in net interest income.

Net interest margin increased from 2.59% for the nine months ended June 30, 2001 to 3.05% for the nine months ended June 30, 2002. The increase in net interest margin was primarily caused by the disproportionate decrease in cost of interest-bearing liabilities compared to interest-earning assets.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002

Provision for Loan Losses. A $15,000 and $0 provision was recorded during the nine months ended June 30, 2002 and 2001. There were $21,000 in loan charge-offs for the nine months ended June 30, 2002 while recoveries totaled $13,000. In the nine months ended June 30, 2001, there were $7,000 in loan charge-offs while recoveries totaled $45,000.

Total Non-interest Income. Total non-interest income increased by $1,000 from $85,000 for the nine months ended June 30, 2001 to $86,000 for the nine months ended June 30, 2002 primarily due to $11,000 of net expenses associated with a joint venture that was started in June 2002. The joint venture is called North Wyoming Insurance Company, LLC and is owned 50% by North Wyoming Insurance Corporation and 50% by Crazy Woman Creek Bancorp, Incorporated. The joint venture was established to offer insurance products to our customers and is only available in the Sheridan branch. The joint venture will be accounted for on the equity method and the financial impact of the joint venture is not expected to be material to the operations of the company for the foreseeable future.

Total Non-interest Expense. Total non-interest expense increased by $374,000 from $1.045 million for the nine months ended June 30, 2001 to $1.419 million for the nine months ended June 30, 2002 due to increases in compensation, occupancy and equipment, advertising, data processing costs, professional fees, amortization of goodwill and other non-interest expenses.

Provision for Income Taxes. The effective tax rate for the nine months ended June 30, 2002 and 2001 was 24.21% and 29.16%, respectively. The effective tax rate was lower than the expected tax rate of 34% due to a decrease in taxable income and a corresponding increase in permanent tax differences arising from the dividends received deduction and tax exempt interest income.

CAPITAL COMPLIANCE AND LIQUIDITY

Capital Compliance. The following table presents the Bank's compliance with its regulatory capital requirements:

                                                        At June 30, 2002
                                                --------------------------------
                                                                    Percentage
                                                   Amount            of Assets
                                                -------------    ---------------
                                                     (Dollars in thousands)

GAAP Capital...................................     $ 10,990          15.03%

Tangible capital...............................     $ 10,521          14.39%
Tangible capital requirement...................        1,097           1.50%
Excess.........................................     $  9,424          12.89%

Core capital...................................     $ 10,624          14.53%
Core capital requirements......................        2,194           3.00%
Excess.........................................     $  8,430          11.53%

Total risk-based capital (1)...................     $ 10,812          24.29%
Total risk-based capital requirement (1).......        3,560           8.00%
Excess (1).....................................     $  7,252          16.29%


1)  Based on risk-weighted assets of $44,504
2)  Based on the Bank's adjusted total assets of $73,121

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002

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

The Bank, before and after any proposed capital distributions, must meet or exceed all capital requirements and is permitted to make capital distributions with prior notice to the Office of Thrift Supervision during any calendar year up to a total of current year net income and the preceding two years net income less dividends paid during the previous two years. The Bank currently exceeds all capital requirements and has been assessed as "well-capitalized" under the regulatory guidelines.

Liquidity. The Bank is required under federal regulations to maintain sufficient liquidity to insure its safe and sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of June 30, 2002 such borrowed funds totaled $13.200 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The amount of certificate accounts and FHLB advances which are scheduled to mature during the twelve months ending June 30, 2003 is approximately $22.601 million and $1.500 million, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase.

At June 30, 2002, the Bank had loan commitments outstanding of $7.405 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments, and, if necessary, through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Management Discussion and Analysis of Financial Condition and
                             Results of Operations (Continued)
                                  June 30, 2002

KEY OPERATING RATIOS
--------------------

                                            Three Months Ended                     Nine Months Ended
                                                 June 30,                               June 30,
                                    -----------------------------------    -------------------------------
                                       2002 (1)           2001 (1)            2002 (1)           2001 (1)
                                    ----------------------------------------------------------------------
                                                  (Dollars in thousands, except per share data)
                                                                   (Unaudited)

Return on average assets              0.17%               0.36%              0.27%               0.38%
Return on average equity              0.89%               1.78%              1.41%               1.86%
Interest rate spread                  2.63%               1.62%              2.35%               1.50%
Net interest margin                   3.24%               2.62%              3.05%               2.59%
Non-interest expense to average
   Assets                             2.86%               2.23%              2.66%               2.14%
Net charge-offs to average
   outstanding loans                  0.03%              (0.04%)             0.01%              (0.10%)



                                       At June 30,        At September
                                          2002              30, 2001
                                    -----------------------------------
Nonaccrual and 90 days past due
   Loans                                $  206                $119
Repossessed real estate,
   held under judgement                     --                  --
                                        ------              ------
  Total nonperforming assets            $  206              $  119
                                        ======              ======

Nonperforming loans to gross loans        0.42%               0.31%
Nonperforming assets to total assets      0.28%               0.17%
Book value per share (2)                $16.94              $17.16

________________

(1)  The ratios for the three and nine - month periods are annualized.
(2) The number of shares outstanding as of June 30, 2002 and September 30, 2001 was 795,524 and 790,124, respectively. These include shares purchased by the ESOP.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit 99.1 -- CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350

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


                              CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: August 14, 2002          By: /s/ Gary J. Havens
                               ----------------------
                                   Gary J Havens
                                   President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: August 14, 2002          By: /s/ John B. Snyder
                                   ------------------
                                   John B. Snyder
                                   Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)