Form 10KSB
period 2002-09-30
CRAZY WOMAN CREEK BANCORP INC
filed 2002-12-30
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 2002,
                                                          ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period
     from                 to                .
          ---------------    ---------------

Commission File No. 0-27714

                     CRAZY WOMAN CREEK BANCORP INCORPORATED
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Wyoming                                                          83-0315410
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

106 Fort Street, Buffalo, Wyoming                                  82834
-----------------------------------------                     ------------------
(Address of Principal Executive Offices                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (307) 684-5591
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES  X    NO    .
                  ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year. $4,382,699.31

         As of December 30, 2002, there were issued and outstanding 807,208 shares of the registrant's Common Stock.

         The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CRZY." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 19, 2002, was $8,861,060 ($13.000 per share based on 681,620 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)         YES      NO  X
                                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2002. (Parts I, II, and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

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

         On December  27,  2000,  the Bank  purchased  the  building,  loans and acquired the deposit liabilities, of the Gillette, Wyoming branch of Hulett National Bank. The transaction was accounted for as a purchase and accordingly, the consolidated statement of income for the year ended September 30, 2002 includes the results of operations of the acquired branch since the date of purchase. Cash received in the branch acquisition totaled $773,000. The purchase consisted of $95,000 of loans, $387,000 of premises and equipment and the assumption of $1.353 million in deposits and accrued interest and other liabilities of $212,000. The premium paid over historical carrying values was $310,000, which has been allocated to goodwill and core deposit intangibles. The branch is called "The Bank of Gillette, a branch of Buffalo Federal Savings Bank". On April 8, 2002, the Bank opened its third branch office in Sheridan Wyoming. The branch is called "The Bank of Sheridan, a branch of Buffalo Federal Savings Bank".

Business of the Bank

         The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on one-to-four family residences in its market areas, consumer loans, commercial loans and loans secured by savings accounts. The principal sources of funds for the Bank's lending activities are deposits; the amortization, repayment, and maturity of loans; and Federal Home Loan Bank of Seattle (FHLB) advances. Principal sources of income are interest on loans, mortgage-backed securities and investment securities and the principal expense is interest paid on deposits and FHLB advances.

Competition

         The Bank is one of two savings banks located in its primary market areas of Johnson, Campbell and Sheridan counties. There are, however, three independent commercial banks in the primary market areas, several credit unions and several branches of larger out-of-area commercial banks. The Bank is a source of residential mortgage loans, consumer loans, and small business loans in the communities served. The Bank has competition from numerous lenders along with some competition from a growing number of out of area mortgage brokers.

         There is also healthy competition for deposits. Based on data provided periodically by the Office of Thrift Supervision ("OTS"), the Bank has been able to maintain a market share of approximately 3.84% of the total deposits in financial institutions in its primary market area. The market share is approximately 17.90% in Johnson County, 1.75% in Campbell county and 0.36% in Sheridan County. Insurance companies and securities dealers offer further competition for deposits. The competition for deposits is expected to continue in the future.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth information on the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, net deferred loan origination fees and allowance for loan losses) as of the dates indicated.

                                                                           At September 30,
                                                    --------------------------------------------------------------
                                                             2002                            2001
                                                    ------------------------------  ------------------------------
                                                       Amount     Percent of Total    Amount      Percent of Total
                                                       ------     ----------------    ------      ----------------
                                                                            (In Thousands)
Type of Loans:
-------------
  One-to-four family                                $ 23,332             45.26%     $ 23,032             59.61%
  Residential construction                             3,426              6.65           705              1.82
  Multi-family                                           992              1.92           522              1.35
  Commercial real estate(1)                           14,437             28.00         6,449             16.69
  Commercial construction                              3,586              6.96         1,455              3.77
  Commercial                                           2,187              4.24         1,991              5.15
  Consumer:
    Automobile                                         1,969              3.82         1,874              4.85
    Home equity/Line of credit                           835              1.62         1,426              3.69
    Deposit                                               92              0.18           121              0.31
    Other                                                699              1.36         1,061              2.75
                                                    --------             -----      --------             -----
      Total consumer                                   3,595              6.97         4,482             11.60
                                                    --------             -----      --------             -----

      Total loans                                     51,555            100.00%       38,636            100.00%
                                                    --------            ======      --------            ======

Less:

  Loans in process residential..............          (1,601)                           (328)
  Loans in process commercial...............             (65)                           (748)
  Net deferred loan origination fees........            (213)                           (194)
  Allowance for loan losses.................            (337)                           (308)
                                                    --------                        --------
    Total loans, net........................        $ 49,339                        $ 37,058
                                                    ========                        ========

------------------
(1) Includes agricultural real estate loans in the amount of $1,382,000 and $495,000 at September 30, 2002 and 2001, respectively.

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's construction and commercial loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $21.194 million and $11.435 million, for the years ended September 30, 2002 and 2001, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                       Residential    Commercial
                                      Construction   Construction    Commercial       Total
                                      ------------   ------------    ----------       -----
                                                            (In Thousands)
Non-performing loans                     $   --         $   --         $   --         $   --
                                         ======         ======         ======         ======

Amounts Due:

Within 1 year                             3,426          3,586            813          7,825

After 1 year
  1 to 5 years                               --             --            918            918
  Over 5 Years                               --             --            456            456
                                         ------         ------         ------         ------
Total due after 1 year                       --             --          1,374          1,374
                                         ------         ------         ------         ------

Total amount due                          3,426          3,586          2,187          9,199
                                         ------         ------         ------         ------

Less:
Allowance for loan losses                    34             36             35            105
Loans in Process                          1,601             65           --            1,666
Deferred loan fees                            4              6           --               10
                                         ------         ------         ------         ------
  Loans receivable, net                  $1,787         $3,479         $2,152         $7,418
                                         ======         ======         ======         ======

         The following table sets forth at September 30, 2002, the dollar amount of all loans due after September 30, 2003 which have fixed interest rates and have floating or adjustable interest rates.

                                            Fixed      Floating or
                                            Rates    Adjustable Rates      Total
                                            -----    ----------------      -----
                                                      (In Thousands)
One-to-four family...................      $23,023        $   160        $23,183
Multi-family.........................          861            131            992
Commercial real estate...............        5,733          7,555         13,288
Commercial...........................        1,188            186          1,374
Consumer.............................        2,909            351          3,260
                                           -------        -------        -------
     Total...........................      $33,714        $ 8,383        $42,097
                                           =======        =======        =======

         One-to-Four Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary market areas. The Bank generally originates one-to-four family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 90% of the lesser of the appraised value or selling price of property require private mortgage insurance for the borrower. The Bank's strategy is to originate for retention in its portfolio adjustable-rate loans, three-year balloon loans, five-year balloon loans as well as 15-year or less fixed-rate loans. The Bank intends to broker, for a third party, loans with maturities of greater than 15 years for an agreed upon fee. During 2002, thirteen loans totaling $1.870 million were brokered to a third party with $23,605 of fee income recognized. During 2001, thirteen loans totaling $1.837 million were brokered to a third party with $22,267 of fee income recognized.

         The Bank offers adjustable-rate mortgage loans using primarily the Wall Street Prime interest rate index. During fiscal 2002, the Bank originated 2 adjustable rate loans for $162,800. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to secondary market guidelines. It is the current policy of the Bank to primarily remain a portfolio lender for the shorter maturities. At September 30, 2002, the Bank serviced loans for others totaling $55,000.

         The Bank also originates three and five-year balloon mortgage loans with 30, 20 and 15-year amortization periods. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental affect that rising rates could have on net interest income. At September 30, 2002, balloon mortgages totaled $4.206 million, or 8.52% of the Bank's net loan portfolio.

         Residential Construction Loans. Residential construction loans are made on one-to-four family residential properties to the individuals who will be the owners and/or occupants upon completion of construction. These loans are made on a short-term basis and permanent long-term financing is available to these borrowers. No principal payments are required during the construction period, however, interest is due monthly. The maximum loan-to-value ratio is 80%. If permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be amortized over terms of up to 30 years.

         In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank, on a limited basis, originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a twelve month period and require interest only payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past years has been that most speculative loans are repaid within the twelve month period. Speculative loans are generally originated with a loan-to-value ratio that does not exceed 80%. At September 30, 2002, there were no speculative construction loans.

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

         Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate. The commercial real estate loans originated by the Bank have generally been made to individuals, small businesses, and partnerships. The Bank has increased its emphasis on commercial real estate lending in recent years. They are primarily secured by first mortgages on motels, restaurants, office buildings and other properties located in its primary market areas. The Bank's commercial real estate loans are adjustable, fixed-rate and balloon loans with terms of 20 years or less, with loan-to-value ratios not exceeding 75%.

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

         The Bank also engages in loans for improved farm land with dwellings. The loan-to-value ratio for this type of loan is 75% or less with a maximum term of 20 years. These loans may be made with interest collected semi-annually and principal annually as well as monthly principal and interest payments. As of September 30, 2002, agricultural land loans constituted approximately $1.382 million, or 2.801% of the Bank's loan portfolio. Agricultural land loans are included in the commercial real estate loan total.

         Commercial Loans. The Bank, on occasion, will originate commercial loans, primarily to existing customers. At September 30, 2002, commercial loans of $2.187 million consisted primarily of small business loans (primarily secured by livestock, office equipment, and machinery).

         Consumer Loans. The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market areas, automobiles loans, demand loans secured by deposit accounts at the Bank, among others.

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

         The Bank's consumer loans consist of home equity loans secured by second mortgages on single-family residences in the Bank's market areas, automobiles loans, demand loans secured by deposit accounts at the Bank, among others.

         At September 30,2002, consumer loans totaled $3.595 million or 6.97% of the Bank's total loan portfolio.

         Loan Commitments. The Bank generally issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At September 30, 2002, the Bank had $1.269 million of commitments to cover originations, $1.666 million in undisbursed funds for loans in process and $1.121 million for un-disbursed home equity and revolving lines of credit balances. Management believes that virtually all of the Bank's commitments will be funded.

         Loans-to-One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan-to-one borrower limit was approximately $1.628 million at September 30, 2002.

         At September 30, 2002, the Bank's three largest lending relationships involved loans secured by commercial real estate properties aggregating approximately $3.585 million. The loans are located in the Bank's primary market areas and were performing in accordance with their terms at September 30, 2002.

Non-Performing and Problem Assets

         Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If the payment is still delinquent after 31 days, the customer will receive a letter and/or telephone call from a representative of the Bank. If the payment is still delinquent after 60 days, the customer will receive a letter and a telephone call or may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status until 90 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced. At September 30, 2002, loans past due 30 to 89 days totaled $156,000, and loans past 90 days were $0.

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

                                                         At September 30,
                                                    ------------------------
                                                     2002               2001
                                                     ----               ----
                                                         (In Thousands)
Loans accounted for on a non-accrual basis:
  One-to-four family                                 $ --               $ 62
  Commercial real estate                               --                 57
  Construction                                         --                 --
  Commercial                                           --                 --
  Consumer                                             --                 --
                                                     ----               ----
Total Non-performing loans                             --                119
Real Estate owned (REO)                                --                 --
Other Repossessed assets (OREO)                        96                 --
Other non-performing assets                            --                 --
Total non-performing assets                          $ 96               $119
                                                     ====               ====
Total non-performing assets to gross loans           0.19%              0.31%
                                                     ====               ====
Total non-performing assets to total assets          0.13%              0.17%
                                                     ====               ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the years ended September 30, 2002 and 2001. Amounts included in the Bank's interest income for the years ended September 30, 2002 and 2001 were also immaterial.

         Allowance for Loan Losses. The allowance for loan losses is based on management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, review of individual loans for adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and consideration of current economic conditions.

         Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loan charge-offs. Loans are charged off when management believes there has been permanent impairment of their carrying values.

         The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous basis loans (generally the Company's consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for possible loan losses is increased through a charge to expense for the amount of the impairment. For all non-consumer loans, impairment is measured based on the value of the underlying collateral. The value of the underlying collateral is determined by reducing the collateral's estimated current value by anticipated selling costs. The Company recognizes interest income on impaired loans only to the extent that cash payments are received.

         The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses, as a ratio of total gross loans was 0.65% at September 30, 2002.

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

                                                 At September 30,
                                ----------------------------------------------------

                                      2002                        2001
                                ------------------------    ------------------------
                                        Percent of Loans            Percent of Loans
                                Amount   to Total Loans     Amount  to Total Loans
                                ------  ----------------    ------  ----------------
                                            (Dollars in Thousands)
At end of period allocated to:
One-to four-family............   $ 67       45.26%           $ 69       59.62%
Residential construction......     37        6.65               2        1.94
Multi-family..................      9        1.92               8        1.35
Commercial real estate........    144       28.00             123       16.69
Commercial construction.......     31        6.96              21        3.65
Commercial....................     32        4.24              40        5.15
Consumer......................     17        6.97              59       11.60
                                 ----      ------            ----      ------
Total allowance...............   $337      100.00%           $308      100.00%
                                 ====      ======           ======     ======

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                         Year Ended September 30,
                                                         ------------------------
                                                           2002         2001
                                                         --------     --------
                                                         (Dollars in Thousands)

Total loans outstanding ..............................   $ 51,555     $ 38.636
                                                         ========     ========

Allowance for loan losses (at beginning of period) ...   $    308     $    270
Provision for loan losses ............................         30           --
Charge-offs:
  One-to-four family .................................         --           --
  Multi-family .......................................         --           --
  Commercial real estate .............................         --           --
  Commercial .........................................         (2)          --
  Consumer ...........................................        (18)         (11)
                                                         --------     --------
    Total Charge-offs.................................        (20)         (11)
                                                         --------     --------
Recoveries:
  One-to-four family .................................          4           31
  Multi-family........................................         --           --
  Commercial real estate .............................         --           --
  Commercial .........................................          2           --
  Consumer ...........................................         13           18
                                                         --------     --------
    Total Recoveries .................................         19           49
                                                         --------     --------
       Net recoveries ................................         (1)          38
                                                         --------     --------
Allowance for loan losses (at end of period) .........   $    337     $    308
                                                         ========     ========
Allowance for loan losses to total loans .............       0.65 %       0.80%
                                                         ========     ========
Net recoveries to loans receivable, net ..............      (0.00)%      (0.10)%
                                                         ========     ========

Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 2002, the Bank's investment portfolio policy allowed investments in only U.S. Treasury obligations, U.S. Agency securities, mortgage-backed securities, municipal securities, federally-insured certificates of deposit, federal funds, FHLMC stock and FHLB overnight and term deposits. Investment decisions are made by the Bank's Investment Committee, which is comprised of the four senior officers. Three of the four committee members must agree on all decisions. The Board of Directors may authorize additional investments.

         In 1997, the Board of Directors of the Company authorized the investment in quality mutual funds. At September 30, 2002, the Company had a total investment of $1.0 million, with dividends reinvested of $127,000, in two different mutual funds. The market value of these funds was $870,000 at that date. Per the guidance issued by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company has recorded a $188,000 loss on investment securities for the year ended September 30, 2002 as a result of an other-than-temporary decline in value of one of the mutual funds. The Board of Directors has established a maximum initial investment limit of $1.0 million in such funds. The mutual funds purchased by the Company invest in equity securities and accordingly, the mutual funds are subject to market risk including potential loss of principal.

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

         The Bank also purchases mortgage-backed securities issued by government agencies that are currently qualified under the Internal Revenue Code, as amended (the "Code") as Real Estate Mortgage Investment Conduit ("REMICs"). REMICs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the REMIC. Certain residual REMIC interests may be riskier than many regular REMIC interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk. At September 30, 2002, the Bank did not have any investment in REMICs. As a matter of policy, the Bank does not invest in residuals or interest-only and principal-only securities.

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

         Investment  Securities  Portfolio.  The following  table sets forth the
amortized  cost  of  the  Company's  investment  securities   available-for-sale
portfolio and FHLB stock at the dates indicated.


                                                         At September 30,
                                                         ----------------
                                                          2002     2001
                                                        -------   -------
                                                          (In Thousands)

Investment securities available-for-sale: (1)
 U.S. Agency obligations ............................     1,000     2,500
 Municipal securities ...............................     2,814     2,306
 Mortgage-backed securities:
   GNMA .............................................     2,543     3,787
   FHLMC ............................................     4,969     5,291
   FNMA .............................................     5,483     6,561
   REMIC's ..........................................        --       146
Mutual funds ........................................       943     1,116
                                                        -------   -------
   Total securities available for sale ..............    17,752    21,707
                                                        -------   -------
FHLB stock ..........................................     1,200     1,128
                                                        -------   -------
   Total ............................................   $18,952   $22,835
                                                        =======   =======

--------------------
(1)     Amounts shown at amortized cost, but carried at estimated fair value.

         The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair value and weighted average yields for the Bank's investment securities, excluding mutual funds, at September 30, 2002 and 2001: (In thousands)

                                                           As of September 30, 2002
                         ----------------------------------------------------------------------------------------------------------
                         One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years    Total Investment Securities
                         ----------------  -----------------  -----------------  -------------------    ---------------------------
Investment securities    Amortized Average Amortized Average  Amortized Average  Amortized  Average    Amortized Average Estimated
available for sale: (1)     Cost    Yield    Cost     Yield     Cost     Yield     Cost      Yield        Cost    Yield  Fair Value
                            ----    -----    ----     -----     ----     -----     ----      -----        ----    -----  ----------
U. S. Agency
  obligations.............  $ --      --%   $1,000     4.50%  $    --      --%    $   --        --%  $ 1,000      4.50%   $ 1,003
Municipal
  securities (2)..........    95    8.18       129     6.06     1,422    6.83      1,168      6.88     2,814      6.86      2,971
Mortgage-backed
securities and
other pass-throughs:
    GNMA .................    --      --        15     8.00        --      --      2,528      6.25     2,543      6.26      2,625
    FHLMC ................    --      --        17     8.72       585    6.08      4,367      5.62     4,969      5.69      5,083
    REMIC's ..............    --      --        --       --        --      --         --        --        --        --         --
    FNMA .................    --      --        --       --       217    6.50      5,266      5.23     5,483      5.28      5,557
                            ----            ------            -------            -------             -------              -------
  Total ..................  $ 95    8.18%   $1,161     4.78%  $ 2,224    6.60%   $13,329      5.70%  $16,809      6.60%   $17,239
                            ====            ======            =======            =======             =======              =======


                                                           As of September 30, 2001
                         ----------------------------------------------------------------------------------------------------------
                         One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years    Total Investment Securities
                         ----------------  -----------------  -----------------  -------------------    ---------------------------
Investment securities    Amortized Average Amortized Average  Amortized Average  Amortized  Average    Amortized Average Estimated
available for sale: (1)     Cost    Yield    Cost     Yield     Cost     Yield     Cost      Yield        Cost    Yield  Fair Value
                            ----    -----    ----     -----     ----     -----     ----      -----        ----    -----  ----------
U. S. Agency
  obligations.............  $ --      --%    $ --        --%  $ 2,500    6.13%    $   --        --%     $ 2,500   6.13%   $ 2,501
Municipal
  securities (2)..........   110    6.97       95      8.18       934    6.76      1,167      6.88        2,306   6.89      2,353
Mortgage-backed
securities and
other pass-throughs:
    GNMA .................    --      --       18      8.00        --      --      3,769      6.31        3,787   6.32      3,863
    FHLMC ................     3    7.50       48      8.75       776    6.09      4,464      6.79        5,291   6.71      5,400
    REMIC's ..............    --      --       --        --        --      --        146      6.50          146   6.50        147
    FNMA .................    --      --       --        --        --      --         --      6.75        6,561   6.75      6,652
                            ----             ----             -------            -------                -------           -------
  Total ..................  $113    6.95%    $161      8.33%  $ 4,210    6.27%   $16,107      6.66%     $20,591   6.60%   $20,916
                            ====             ====             =======            =======                =======           =======


-----------------
(1)  Includes U.S. Agency securities and mortgage-backed securities but does not
     include   investment  in  mutual  funds  (See  -   "Investment   Securities
     Portfolio").
(2)  Calculated using tax equivalent yield.

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

         Passbook savings, business checking, money market and NOW accounts constituted $18.576 million, or 39.71%, of the Bank's deposit portfolio at September 30, 2002 and the weighted average interest rate paid on such deposits at that date was 1.17%. Certificates of deposit (or time deposits) constituted $28.207 million, or 60.29% of the deposit portfolio of which $13.965 million, or 29.85% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. The weighted average interest rate paid on all certificate of deposits was 3.55% at September 30, 2002. As of September 30, 2002, the Bank had no brokered deposits.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002.

Maturity Period                               Certificates of Deposit
---------------                               -----------------------
                                                  (In Thousands)
Within three months                                   $ 3,400
More than three through six months                      2,155
More than six through twelve months                     5,169
Over twelve months                                      1,961
                                                      -------
   Total                                              $13,965
                                                      =======

         Borrowings. The Bank may obtain advances from the FHLB to supplement its supply of funds for loan originations. Advances from the FHLB are typically secured by a pledge of the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans, investment securities and certain other assets. The Bank utilizes short-term FHLB advances primarily to fund loan originations and as a hedge against interest rates whereby funds from advances are invested in investment securities with terms similar to the advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds for loan origination and to meet deposit withdrawal requirements. At September 30, 2002, the Bank had $14.20 million of borrowings from the FHLB that consisted of $1.5 million in fixed-rate fixed-term advances with rates of 1.90%, and $12.70 million in callable advances with rates of 4.77% to 6.84%. FHLB advances have been utilized by the Bank to fund loan demand and to purchase investment securities. The Bank has used FHLB advances to fund the purchase of investment and mortgage-backed securities with the goal of earning income on the interest rate differential between the rate earned on the investment securities and the rate paid on the FHLB advances.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Bank had during the periods indicated.

                                                       Year ended September 30,
                                                       ------------------------
                                                          2002         2001
                                                        --------     ------
Short-term FHLB advances:                                 (In thousands)
  Average balance outstanding                           $  332       $3,546
  Maximum amount outstanding at any month-end
    during the period                                   $2,900       $5,900
  Weighted average interest rate during the period        3.52%        6.60%
Total short-term borrowings at end of period            $2,500       $  700
Weighted average interest rate and end of period          3.80%        6.19%

Personnel

         At September 30, 2002 the Bank had twenty five full-time and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for well-capitalized SAIF member institutions for the first six months of 2003 at 0% to 0.017% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In addition, all institutions insured by the FDIC are required to pay quarterly assessments, totaling approximately 0.175% of insured deposits for the 2002 calendar year, to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to re-capitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

         Set forth below is information regarding the Bank's regulatory capital at September 30, 2002.

                                                             Percent of
                                            Amount         Adjusted Assets
                                            ------         ---------------
                                       (In Thousands)
         GAAP Capital                      $11,167               14.94%
                                           =======               =====
         Tangible Capital:
         Regulatory requirement            $ 1,121                1.50%
         Actual capital                     10,561               14.13%
                                           -------               -----
           Excess                          $ 9,440               12.63%
                                           =======               =====

         Core Capital:
         Regulatory requirement            $ 2,991                4.00%
         Actual capital                     10,706               14.32%
                                           -------               -----
           Excess                          $ 7,715               10.32%
                                           =======               =====

         Risk-Based Capital:
         Regulatory Requirement            $ 3,814                8.00%
         Actual capital                     11,043               23.17%
                                           -------               -----
           Excess                          $ 7,229               15.17%
                                           =======               =====

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to certain operating restrictions, including restrictions on borrowing from their regional Federal Home Loan Bank. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain
"Qualified Thrift Investments" ("QTIs") (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owner's Loan Act test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to

10% of total assets. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months, the Bank was in compliance with the QTL test in all twelve months during 2001 and 2002. As of September 30, 2002, the Bank was in compliance with its QTL requirement with 91.05% of its assets invested in QTIs.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2002, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve System requires a reserve.


Company Regulation

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act which were effective August 29, 2002, and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.

         The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require the chief executive officer and the chief financial officer of the Company to personally certify certain SEC filings and financial statements and to certify as to the existence of disclosure controls and procedures within the Company are designed to ensure that information required to be disclosed by the Company in its SEC filings is processed, summarized and reported accurately.

         The act and regulations promulgated thereunder by the SEC also impose additional measures to be taken by the Company's officers, directors and outside auditors and impose accelerated reporting requirements by officers and directors of the Company in connection with certain changes in their equity holdings of the Company. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

         General. The Company is a savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the SEC.

         Restrictions on Activities. As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

         The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the QTL Test. See "- Bank Regulation - QTL Test."

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the office owned by the Bank. The Bank owns and operates from its offices located at 106 Fort Street, Buffalo, Wyoming 82834, 2800 S. 4-J Road, Gillette, Wyoming 82716 and 1375 Sugarland Drive, Sheridan, Wyoming 82801. As of September 30, 2002, the Bank had a total investment in office property and equipment of $3.974 million with a net book value of $3.282 million.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2002 (the "Annual Report"), is incorporated herein by reference.

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

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of September 30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                                    EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                    (b)                        (c)
                                       Number of securities     Weighted-average         Number of securities
                                         to be issued upon      exercise price of       remaining available for
                                            exercise of            outstanding       future issuance under equity
                                       outstanding options,     options, warrants    compensation plans (excluding
                                       warrants and rights         and rights       securities reflected in Column (a)
                                       --------------------     -----------------   ----------------------------------
Equity compensation plans approved
by shareholders:

1996 Stock Option Plan                         68,409                $11.58                       23,675

Management Stock Bonus Plan
                                                5,500               $ 12.33                       14,184

Equity compensation plans
not approved by shareholders (1)                  N/A                   N/A                          N/A
--------------------------------

     TOTAL                                     73,909               $ 12.04                       37,859
                                               ======               =======                       ======


----------------------------------------------------------------------------------------------------------------------
(1)   Not applicable.

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

     13 Annual Report to Stockholders for the fiscal year ended September 30, 2002.

     21 Subsidiaries of the Registrant (See "Item 1. Business of the Company" and "--Business of the Bank".)

     23   Consent of Independent Auditors.

     99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     None

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (33-80557) declared effective by the Commission on February 12, 1996.
** Incorporated by reference to the Registrant's Proxy Statement filed with the Commission on December 27, 1996.

Item 14.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          CRAZY WOMAN CREEK BANCORP INCORPORATED



                                      By: /s/ Gary J. Havens
                                          --------------------------------------
                                          Gary J. Havens
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


         In accordance with the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/Gary J. Havens                                             /s/John B. Snyder
-------------------------------------                        ------------------------------------------
Gary J. Havens                                               John B. Snyder
President and Chief Executive Officer                        Vice President and Chief Financial Officer
-------------------------------------                        ------------------------------------------
(Principal Executive Officer)                                (Principal Financial and Accounting Officer)
Dated:  December 30, 2002                                     Dated:  December 30, 2002


/s/Richard Reimann                                            /s/Douglas D. Osborn
-------------------------------------                        ------------------------------------------
Richard Reimann                                               Douglas D. Osborn
Chairman of the Board                                         Director
Dated:  December 30, 2002                                     Dated:  December 30, 2002


/s/Greg L. Goddard                                            /s/Thomas J. Berry
-------------------------------------                        ------------------------------------------
Greg L. Goddard                                               Thomas J. Berry
Director                                                      Director
Dated:  December 30, 2002                                     Dated:  December 30, 2002


/s/Sandra K. Todd                                             s/Deane D. Bjerke
-------------------------------------                        ------------------------------------------
Sandra K. Todd                                                Deane D. Bjerke
Director                                                      Director
Dated:  December 30, 2002                                     Dated:  December 30, 2002


                            SECTION 302 CERTIFICATION

         I, Gary J. Havens, President and Chief Executive Officer, certify that:

1. I have reviewed the Annual Report on Form 10-KSB of Crazy Woman Creek Bancorp Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) and 15d-14)) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002                           /s/Gary J. Havens
                                                   -----------------------------
                                                   Gary J. Havens, President and
                                                   Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, John B. Snyder, Vice President and Chief Financial Officer, certify that:

1. I have reviewed the Annual Report on Form 10-KSB of Crazy Woman Creek Bancorp Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14)) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002                     /s/John B. Snyder
                                             -----------------------------------
                                             John B. Snyder,  Vice President and
                                             Chief Financial Officer