Form 10QSB
period 2002-12-31
CRAZY WOMAN CREEK BANCORP INC
filed 2003-02-14
CIK 1005119

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at February 11, 2003:  811,608

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements (unaudited)

                       Consolidated Condensed Statements of Financial Condition at December 31,
                       2002 and September 30, 2002                                                       1

                       Consolidated Condensed Statements of Income for the Three Months ended
                       December 31, 2002 and 2001                                                        2

                       Consolidated Condensed Statements of Comprehensive Income for the Three
                       Months ended December 31, 2002 and 2001                                           3

                       Consolidated Condensed Statements of Cash Flows for the Three Months
                       ended December 31, 2002 and 2001                                                  4

                       Notes to Consolidated Condensed Financial Statements                              5

Item 2.                Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                     8

Item 3.                Controls and Procedures                                                          14


PART II.               OTHER INFORMATION
                       -----------------

Item 1.                Legal Proceedings                                                                15

Item 2.                Changes in Securities and Use of Proceeds                                        15

Item 3.                Defaults upon Senior Securities                                                  15

Item 4.                Submission of Matters to a Vote of Security Holders                              15

Item 5.                Other Information                                                                15

Item 6.                Exhibits and Reports on Form 8-K                                                 15


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                                 December 31, September 30,
                                                                                    2002          2002
                                                                                 -----------   ----------
                                                                                  (Dollars in thousands,
                                                                                  except per share data)
Assets
------
Cash and cash equivalents                                                          $  3,661    $  2,686
Investment and mortgage-backed securities available-for-sale                         15,286      18,109
Stock in Federal Home Loan Bank of Seattle, at cost                                   1,221       1,200
Loans receivable, net                                                                51,270      49,339
Accrued interest receivable                                                             370         420
Premises and equipment, net                                                           3,283       3,282
Repossessed other assets owned                                                           84          96
Income tax receivable                                                                    --          71
Goodwill, net                                                                           178         178
Other intangible assets, net                                                             62          69
Other assets                                                                             26          71
                                                                                   --------    --------
                                                                                   $ 75,441    $ 75,521
                                                                                   ========    ========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                                         $ 46,878    $ 46,783
  Advances from Federal Home Loan Bank                                               14,200      14,200
  Advance payments by borrowers for taxes and insurance                                   7          65
  Income tax payable                                                                     49          --
  Deferred income taxes                                                                 265         285
  Dividends payable                                                                      97          97
  Accrued expenses and other liabilities                                                389         637
                                                                                   --------    --------
    Total liabilities                                                                61,885      62,067
                                                                                   --------    --------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at December 31, 2002
     and September 30, 2002                                                              --          --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at
     December 31, 2002  and September 30, 2002                                          106         106
  Additional paid-in capital                                                         10,142      10,139
  Unearned ESOP/MSBP shares                                                            (395)       (411)
  Retained earnings                                                                   6,923       6,858
  Accumulated other comprehensive income, net                                           254         236
  Treasury stock at cost                                                             (3,474)     (3,474)
                                                                                   --------    --------
     Total stockholders' equity                                                      13,556      13,454
                                                                                   --------    --------
                                                                                   $ 75,441    $ 75,521
                                                                                   ========    ========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                               Three Months Ended
                                                                  December 31,
                                                       ---------------------------------
                                                            2002                 2001
                                                           ------               ------
                                                 (Dollars in thousands, except per share data)

                                                                         (restated see note 2)
Interest Income:
  Loans receivable                                         $  927              $  788
  Mortgage-backed securities                                  133                 220
  Investment securities                                        41                  53
  Other interest income                                        25                  45
                                                           ------              ------
     Total interest income                                  1,126               1,106
Interest expense:
  Deposits                                                    280                 387
  Advances from Federal Home Loan Bank                        206                 212
  Other interest expense                                        6                   9
                                                           ------              ------
     Total interest expense                                   492                 608
                                                           ------              ------
     Net interest income                                      634                 498
Provision for loan losses                                      20                  --
                                                           ------              ------
     Net interest income after provision for loan losses      614                 498
                                                           ------              ------
Non-interest income
  Customer service charges                                     25                  22
  Other operating income                                        5                   8
                                                           ------              ------
     Total non-interest income                                 30                  30
                                                           ------              ------
Non-interest expense
  Compensation and benefits                                   215                 253
  Occupancy and equipment                                      64                  41
  FDIC/SAIF deposit insurance premiums                          2                   2
  Advertising                                                  12                  14
  Data processing services                                     35                  32
  Professional fees                                            21                  18
  Other                                                        74                  73
                                                           ------              ------
     Total non-interest expense                               423                 433
                                                           ------              ------
     Income before income taxes                               221                  95
Income tax expense                                             66                  24
                                                           ------              ------
     Net income                                            $  155              $   71
                                                           ======              ======

Dividends declared per common share                        $ 0.12              $ 0.12
                                                           ======              ======
Basic earnings per common share                            $ 0.19              $ 0.09
                                                           ======              ======
Diluted earnings per common share                          $ 0.19              $ 0.09
                                                           ======              ======

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                 December 31,
                                                         ---------------------------
                                                          2002                 2001
                                                         ------               ------
                                                            (Dollars in thousands)

                                                                       (restated see note 2)
Net income                                               $ 155                 $  71
Other comprehensive income
    Unrealized gains (losses) on investment and
        mortgage-backed securities available-for-sale       28                  (101)

Income tax (expense) benefit related to items of other
comprehensive income                                       (10)                   34
                                                         -----                 -----

Other comprehensive income (loss), after tax                18                   (67)
                                                         -----                 -----

Comprehensive income                                     $ 173                 $   4
                                                         =====                 =====



See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                  Three Months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                                       2002        2001
                                                                                      --------   ---------
                                                                                    (Dollars in thousands)

                                                                                                 (restated
                                                                                                 see Note 2)
Cash flows from operating activities:
  Net income                                                                          $   155    $    71
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                              20         --
    Amortization of premiums and discounts on investment securities                        27         28
    Amortization of core deposit intangibles                                                7          8
    Deferred income tax (benefit) expense net                                             (30)        30
    Federal Home Loan Bank stock dividend                                                 (21)       (20)
    Depreciation                                                                           42         26
    Mutual fund dividends reinvested                                                       (4)        (4)
    Deferred loan origination fees, net                                                    (9)        10
    ESOP shares committed to be released                                                   14         15
    MSBP compensation expense                                                               5         (1)
Change in:
        Accrued interest receivable                                                        50         31
        Other assets                                                                       45        (30)
        Income taxes                                                                      120        (38)
        Accrued expenses and other liabilities                                           (248)       (56)
                                                                                      -------    -------
           Net cash provided by operating activities                                      173         70

Cash flows from investing activities:
  Purchases of securities available-for-sale                                               --     (5,161)
  Proceeds from maturities, calls and prepayments of securities available-for-sale      2,828      4,232
  Origination of loans receivable                                                      (8,157)    (9,300)
  Repayment of principal on loans receivable                                            6,215      5,630
  Purchases of premises and equipment                                                     (43)      (333)
  Proceeds from the sale of repossessed other assets                                       12         --
                                                                                      -------    -------
    Net cash provided by (used in) investing activities                                   855     (4,932)

Cash flows from financing activities:
  Net increase in deposits                                                                 95      1,816
  Net decrease in advances from borrowers for taxes and insurance                         (58)       (56)
  Dividends paid to stockholders                                                          (90)       (89)
                                                                                      -------    -------
    Net cash provided by (used in) financing activities                                   (53)     1,671
                                                                                      -------    -------
Net change in cash and cash equivalents                                                   975     (3,191)
Cash and cash equivalents at beginning of period                                        2,686      5,897
                                                                                      -------    -------
Cash and cash equivalents at end of period                                            $ 3,661    $ 2,706
                                                                                      =======    =======

Cash paid during period for:
   Interest                                                                           $   479    $   591
   Income taxes                                                                            --         35


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                December 31, 2002

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, the reader should refer to the Annual Report on Form 10-KSB of Crazy Woman Creek Bancorp Incorporated (the "Company") for the fiscal year ended September 30, 2002.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  RESTATEMENT OF PRIOR PERIOD EARNINGS

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147 Acquisition of Certain Financial Institutions - an amendment of SFAS Nos. 72 and 144 and FASB Interpretations No. 9. Under the provisions of SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS No. 141 Business Combinations. 147 provides that long-term customer relationships intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, be evaluated for impairment under the provision of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Per guidance issued in SFAS No. 147, the Company has evaluated the goodwill recognized in connection with its branch acquisition and determined that it meets the criteria of SFAS No. 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to SFAS No. 142 Goodwill and Other Intangible Assets. The reclassification was retroactively applied to October 1, 2001, which resulted in the restatement of previously filed financial statements. The impact for the three months ended December 31, 2001 was to increase net earnings by $2,000. There was no impact on basic or diluted earnings per share from previously reported numbers.

NOTE 3:  IMPACT OF RECENTLY ISSUED ACCOUNT STANDARDS

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. In addition, guarantors must disclose the approximate term and nature of the guarantee, the maximum potential amount of future payments, current carrying amount of the liability and the nature of recourse provisions and collateral. The initial recognition and measurement provision of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provision of Interpretation No. 45 to have a material impact on the Company's consolidated financial statement, results of operations or liquidity.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                December 31, 2002

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, addressing consolidation by business enterprises of certain variable interest entities. Under the provision of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses or receive a majority of the entity's residual returns, or both, regardless of the enterprise's direct or indirect ability to make decisions about the entity's activities through voting or similar rights. An enterprise that consolidates a variable interest entity is called the primary beneficiary of that entity. Interpretation No. 46 requires the primary beneficiary to disclose the nature, purpose, size and activities of the variable interest entity; the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations; and, creditor's recourse to the general credit of the primary beneficiary. Additional disclosures are required for enterprises that hold significant interests in a variable interest entity but are not the primary beneficiaries. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively or retroactively with a cumulative-effect adjustment recorded as of the beginning of the first year applied. Management does not expect the adoption of the initial recognition and measurement provision of Interpretation No. 46 to have a material impact on the Company's consolidated financial statements, results of operations or liquidity.

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

                                                    For the Three Months ended December 31, 2002
                                                    Net Income  Average Shares  Per Share Amount
                                                    ----------  --------------  ---------------
 Basic EPS
  Net income available to common stockholders       $ 155,000         800,558        $ 0.19
 Effect of Dilutive Securities                                                       ======
   Incremental shares under stock option plan              --           7,052
   Incremental shares related to MSBP                      --             354
                                                    ---------   -------------
 Diluted EPS
   Income available to common stockholders plus
     assumed conversions                            $ 155,000         807,964        $ 0.19
                                                    =========   =============        ======

                                                    For the Three Months ended December 31, 2001
                                                    Net Income   Average Shares Per Share Amount
                                                    ----------  --------------- ----------------
Basic EPS
  Net income available to common stockholders        $ 71,000         791,201        $ 0.09
Effect of Dilutive Securities                                                        ======
   Incremental shares under stock option plan              --             875
   Incremental shares related to MSBP                      --             129
                                                    ----------  -------------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                              $ 71,000         792,205         $ 0.09
                                                     ========   =============         ======


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                December 31, 2002


NOTE 5:  STOCK BASED COMPENSATION

In October 2002, the FASB issued Statement No. 148 , Accounting for Stock-Based Compensation-Transition and Disclosure, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

Based on the terms of options granted and using the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the three months ended December 31, 2002 and 2001 would have been as follows:

                                                         2002       2001
                                                         ----       ----

      Net income, as reported                           $ 155        71
      Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                         (2)       (1)
                                                          ===       ===
      Pro forma                                           153        70
                                                          ===       ===

      Basic earnings per share:          As reported    $ .19       .09
                                         Pro forma        .19       .09
                                                          ===       ===

      Diluted earnings per share:        As reported    $ .19       .09
                                         Pro forma        .19       .09
                                                          ===       ===

The per share weighted-average fair value of stock options granted during 2001 for this pro forma disclosure was $2.22, determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 4%, risk-free interest rates of 2.75%, volatility factor of 21%, and expected life of 7 years. There were no awards in 2002.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
         Management Discussion and Analysis of Financial Condition and
                             Results of Operations
                                December 31, 2002


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

COMPANY REGULATION
------------------

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act which were effective August 29, 2002, and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

GENERAL
-------

The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, a loan to the ESOP, a loan to the Bank, and shares held in mutual funds. The Bank attracts deposits from the general public and uses such deposits, together with other funds, primarily to originate commercial mortgages, commercial loans, consumer loans and loans secured by first mortgages on one-to-four family residences in its market areas. The Bank occasionally utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to fund the loan

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                December 31, 2002

originations. The Bank invests in mortgage-backed securities (including Real Estate Mortgage Investment Conduits ("REMICs")), municipal bonds and short-term and medium-term U.S. Agency securities.

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

CRITICAL ACCOUNTING POLICIES

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operation or liquidity. At December 31, 2002 loan loss reserve was $367,000 as compared to $337,000 at September 30, 2002

FINANCIAL CONDITION
-------------------
ASSETS

At December 31, 2002, assets totaled $75.441 million compared to total assets of $75.521 million at September 30, 2002. The slight decrease was primarily a result of increases in net loans receivable and cash and cash equivalents, which did not offset the decline in investment and mortgage-backed securities available-for-sale from prepayments and scheduled payments.

Securities available-for-sale decreased by $2.823 million during the three months ended December 31, 2002. Securities prepayments, calls and maturities of $2.828 million were received on investment securities available-for-sale. The market value of the securities increased $28,000 during the period. Amortization of premium discounts and dividends accounted for $23,000 of the decrease in securities.

Loans receivable increased $1.931 million during the three months ended December 31, 2002. During this period, the Bank originated loans totaling $8.157 million, comprised of residential mortgage loans totaling $3.050 million, non-residential mortgage loans totaling $3.186 million, consumer loans totaling

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                December 31, 2002

$0.520 million, and commercial loans totaling $1.401 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $6.215 million on its loan portfolio.

LIABILITIES

Deposits increased by $95,000 from $46.783 million at September 30, 2002 to $46.878 million at December 31, 2002. The increases were attributable to slight increases in money market, checking, savings, and a slight decline in certificate accounts.

Accrued expenses and other liabilities decreased by $248,000 during the three months ended December 31, 2002 and were mainly the result of the decrease in accrued interest payable, outstanding corporate checks and accounts payable related to the construction project in Sheridan Wyoming during 2001.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity increased $102,000 during the three months ended December 31, 2002. The increase was primarily the result of current earnings less dividends paid, and the increased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $84,000 at December 31, 2002, or 0.11% of total assets. This compares to $96,000 at September 30, 2002 or 0.13% of total assets. Non-performing assets at December 31, 2002 consisted of other repossessed assets related to one commercial loan.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended December 31, 2002 and 2001.
------------------------------------------------------------

Net Income.  Net income for the three months ended December 31, 2002 was $84,000
----------
higher than net income reported for the same period in 2001. The increase is attributable to a $136,000 increase in net interest income and a $10,000 decrease in non-interest expense partially offset by a $20,000 provision for loan losses and an increase of $42,000 for income tax expense. Net interest income increased $136,000 for the three month period ended December 31, 2002 as compared to the same period in 2001 and was primarily attributable to a decrease in the cost of interest-bearing liabilities. The decrease in non-interest expense is primarily attributable to a $38,000 decrease in compensation and benefits partially offset by a $23,000 increase in occupancy and equipment. There were no other material changes in non-interest expenses.

Interest Income. Total interest income increased by $20,000 for the three months
---------------
ended December 31, 2002. Interest income totaled $1.126 million for the three months ended December 31, 2002 as compared to $1.106 million for the three months ended December 31, 2001. An increase in the volume of average interest-earning assets from $67.091 million for the three months ended December 31, 2001 to $71.388 million for the same period in 2002 contributed to a $179,000 increase in interest income. A decrease was experienced in the yield on average interest-earning assets from 6.59% for the three months ended December 31, 2001 to 6.31% for the three months ended December 31, 2002, which contributed to a $159,000 decrease in interest income.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                December 31, 2002

Interest Expense. Total interest expense decreased by $116,000 from $608,000 for
----------------
the three months ended December 31, 2001 to $492,000 for the same period in 2002. This was primarily a result of a decrease in the cost of average interest-bearing liabilities as a result of lower market interest rates.

Interest expense for deposits, including deposit premium amortization, decreased by $109,000 from $396,000 for the three months ended December 31, 2001 to $286,000 for the same period in 2002. The cost of average interest-bearing deposits decreased from 4.47% for the three months ended December 31, 2001 to 3.31% for the three months ended December 31, 2002, which caused interest expense for deposits to decrease by $150,000. An increase in the volume of average interest-bearing deposits from $40.985 million for the three months ended December 31, 2001, to $45.216 million for the three months ended December 31, 2002, resulted in a $41,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $7,000 from $213,000 for the three months ended December 31, 2001 to $206,000 for the same period in 2002. The cost of average interest-bearing advances from the FHLB decreased from 6.33% for the three months ended December 31, 2001 to 5.80% for the same period in 2002 which resulted in a $20,000 decrease in interest expense. Average interest-bearing advances increased from $13.400 million for the three month period ended December 31, 2001, to $14.200 million for the same period 2002, and resulted in a $13,000 decrease in interest expense for advances.

Net Interest Income. Net interest income increased by $136,000 from $498,000 for
-------------------
the three months ended December 31, 2001 to $634,000 for the three months ended December 31, 2002. The increase in net interest income was primarily due to the decrease in the cost of average interest-bearing liabilities which more than offset the increase in the volume of average interest-bearing liabilities. The increase in average interest-bearing liabilities was not fully offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 123.36% in 2001 to 120.15% in 2002. The
primary  factor  was  the  decrease  in  the  rate  paid  for   interest-bearing
liabilities and a smaller decrease in the rate earned for average interest-earning assets as evidenced by the increase in the interest rate spread.

Net interest margin increased from 2.97% for the three months ended December 31, 2001 to 3.55% for the three months ended December 31, 2002. The increase in net interest margin was primarily caused by the disproportionate decrease in the cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses.  A $20,000 and $0 provision  was recorded  during the
-------------------------
three months ended December 31, 2002 and 2001, respectively. There were no loan charge-offs for the three months ended December 31, 2002 while recoveries totaled $10,000. In the three months ended December 31, 2001, there were no loan charge-offs while recoveries totaled $3,000.

Total Non-interest Income. Total non-interest income did not change from $30,000
-------------------------
for the three months ended December 31, 2001 and 2002.

Total Non-interest Expense. Total non-interest expense decreased by $10,000 from
--------------------------
$433,000 for the three months ended December 31, 2001 to $423,000 for the three months ended December 31, 2002. The decrease was attributable to decreases in compensation offset by a increase in occupancy and equipment. There were no other material differences in non-interest expense.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                December 31, 2002


Provision  for Income  Taxes.  The effective tax rate for the three months ended
----------------------------
December 31, 2002 and 2001 was 29.86% and 25.27%, respectively. The effective tax rate was lower during 2001 than 2002 due to a decrease in taxable income and the relationship of non-taxable income to total income.


CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance.  The following table presents the Bank's compliance with its
------------------
regulatory capital requirements:

                                               At December 31, 2002
                                           ----------------------------
                                                            Percentage
                                             Amount         of Assets
                                            --------        ----------
                                              (Dollars in thousands)
GAAP Capital..............................  $11,325            15.06%

Tangible capital..........................  $10,753            14.30%
Tangible capital requirement..............    1,128             1.50%
                                            -------            -----
Excess....................................  $ 9,625            12.80%
                                            =======            =====

Core capital..............................  $10,887            14.48%
Core capital requirements.................    2,256             3.00%
                                            -------            -----
Excess....................................  $ 8,631            11.48%
                                            =======            =====

Total risk-based capital (1)..............  $11,254            22.68%
Total risk-based capital requirement (1)..    3,970             8.00%
                                            -------            -----
Excess (1)................................  $ 7,284            14.68%
                                            =======            =====

1)   Based on risk-weighted assets of $49,625
2)   Based on the Bank's adjusted total assets of $75,199

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

Liquidity. The Bank is required under federal regulations to maintain sufficient
---------
liquidity to insure its safe and sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of December 31, 2002 such

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
          Management Discussion and Analysis of Financial Condition and
                        Results of Operations (Continued)
                                December 31, 2002


borrowed funds totaled $14.200 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The amount of certificate accounts and FHLB advances which are scheduled to mature during the twelve months ending December 31, 2003 is approximately $21.130 million and $2.500 million, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. The Bank has $4.9 million of excess borrowing capacity at FHLB as of December 31, 2002. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase.

At December 31, 2002, the Bank had loan commitments outstanding of $5.102 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments, and, if necessary, through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions.

KEY OPERATING RATIOS

--------------------
                                                    Three Months Ended
                                                       December 31,
                                            -----------------------------------
                                               2002 (1)           2001 (1)
                                              (Dollars in thousands, except per
                                                         share data)
                                                         (Unaudited)
Return on average assets                             0.82%               0.40%
Return on average equity                             4.56%               2.08%
Interest rate spread                                 3.00%               2.12%
Net interest margin                                  3.55%               2.98%
Non-interest expense to average
   Assets                                            2.24%               2.46%
Net recoveries to average
   outstanding loans                                (0.02%)             (0.01%)

                                             At December 31,      At September
                                                  2002              30, 2002
                                            ---------------    ----------------
Nonaccrual and 90 days past due
   Loans                                            $   --              $   --
Repossessed other assets                                84                  96
                                            ---------------    ----------------
  Total nonperforming assets                          $ 84                $ 96
                                            ===============    ================
Nonperforming loans to gross loans                      --                  --
Nonperforming assets to total assets                  0.11%               0.13%
Book value per share (2)                            $16.71              $16.59

----------------
(1)  The ratios for the three month periods are annualized.
(2) The number of shares outstanding as of December 31, 2002 and September 30, 2002 were 811,208. These include shares purchased by the ESOP.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                             Controls and Procedures
                                December 31, 2002

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation
     ------------------------------------------------
     as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in  internal  controls.  There were no  significant  changes in the
     ------------------------------
     Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at December 31, 2002. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                  None

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: February 13, 2003     By: /s/Gary J. Havens
                                ------------------------------------------------
                                Gary J. Havens
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date: February 13, 2003     By: /s/John B. Snyder
                                ------------------------------------------------
                                John B. Snyder
                                Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)

                            SECTION 302 CERTIFICATION

     I, Gary Havens, President and Chief Executive Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Crazy Woman Creek Bancorp Incorporated (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) and 15d-14)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 13, 2003                  /s/Gary J. Havens
                                            ------------------------------------
                                            Gary J. Havens, President and
                                            Chief Executive Officer

                            SECTION 302 CERTIFICATION

    I, John B. Snyder, Vice President and Chief Financial Officer, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Crazy Woman Creek Bancorp Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    February 13, 2003                   /s/John B. Snyder
                                             -----------------------------------
                                             John B. Snyder,  Vice President and
                                             Chief Financial Officer