Form 10QSB
period 2003-03-31
CRAZY WOMAN CREEK BANCORP INC
filed 2003-05-14
CIK 1005119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


             For the transition period from __________ to __________


                           Commission File No. 0-27714
                                               -------

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

                  Class: Common Stock, par value $.10 per share
                      Outstanding at May 11, 2003: 811,608

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ----

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB


                                                                                                       Page
                                                                                                       ----
PART I                 FINANCIAL INFORMATION
                       ---------------------

Item 1.                Financial Statements (unaudited)

                       Consolidated Condensed Statements of Financial Condition at March 31,             1
                       2003 and September 30, 2002

                       Consolidated Condensed Statements of Income for the Three and Six Months          2
                       ended March 31, 2003 and 2002

                       Consolidated Condensed Statements of Comprehensive Income (loss) for the          3
                       Three and Six Months ended March 31, 2003 and 2002

                       Consolidated Condensed Statements of Cash Flows for the Six Months ended          4
                       March 31, 2003 and 2002

                       Notes to Consolidated Condensed Financial Statements                              5

Item 2.                Management's Discussion and Analysis of Financial Condition and Results           8
                       of Operations

Item 3.                Controls and Procedures                                                          16


PART II.               OTHER INFORMATION
                       -----------------

Item 1.                Legal Proceedings                                                                17

Item 2.                Changes in Securities and Use of Proceeds                                        17

Item 3.                Defaults upon Senior Securities                                                  17

Item 4.                Submission of Matters to a Vote of Security Holders                              17

Item 5.                Other Information                                                                17

Item 6.                Exhibits and Reports on Form 8-K                                                 17


SIGNATURES


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                       March 31,             September 30,
                                                                         2003                    2002
                                                                       ---------               -------

Assets                                                                     (Dollars in thousands,
------                                                                     except per share data)

Cash and cash equivalents                                              $ 6,294                 $ 2,686
Investment and mortgage-backed securities
     available-for-sale                                                 12,925                  18,109
Stock in Federal Home Loan Bank of Seattle, at cost                      1,241                   1,200
Loans receivable, net                                                   50,986                  49,339
Accrued interest receivable                                                374                     420
Premises and equipment, net                                              3,479                   3,282
Repossessed other assets owned                                             183                      96
Income tax receivable                                                        -                      71
Goodwill, net                                                              178                     178
Other intangible assets, net                                                56                      69
Other assets                                                                96                      71
                                                                       -------                 -------
                                                                       $75,812                 $75,521
                                                                       =======                 =======
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits                                                             $48,784                 $46,783
  Advances from Federal Home Loan Bank                                  12,700                  14,200
  Advance payments by borrowers for taxes and insurance                     28                      65
  Income tax payable                                                         7                       -
  Deferred income taxes                                                    291                     285
  Dividends payable                                                         97                      97
  Accrued expenses and other liabilities                                   412                     637
                                                                       -------                 -------
     Total liabilities                                                  62,319                  62,067
                                                                       -------                 -------
Stockholders' equity:
  Preferred stock, par value $.10 per share,  2,000,000
     shares authorized;  none issued and outstanding
     at March 31, 2003 and September 30, 2002                                -                       -
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at
     March 31, 2003 and September 30, 2002                                 106                     106
  Additional paid-in capital                                            10,148                  10,139
  Unearned ESOP/MSBP shares                                               (397)                   (411)
  Retained earnings                                                      6,892                   6,858
  Accumulated other comprehensive income, net                              194                     236
  Treasury stock at cost                                                (3,450)                 (3,474)
                                                                       -------                 -------
     Total stockholders' equity                                         13,493                  13,454
                                                                       -------                 -------
                                                                       $75,812                 $75,521
                                                                       =======                 =======

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                 March 31,                          March 31,
                                                          ----------------------------    ---------------------------
                                                           2003              2002             2003              2002
                                                          ------            ------           ------            ------
                                                                 (Dollars in thousands except per share data)
                                                                     (restated see                     (restated see
                                                                        note 2)                           note 2)
Interest income:
  Loans receivable                                        $  899            $  768           $1,826            $1,556
  Mortgage-backed securities                                 108               194              241               414
  Investment securities                                       34                67               75               120
  Other interest income                                       27                25               52                70
                                                          ------            ------           ------            ------
     Total interest income                                $1,068             1,054            2,194             2,160
Interest expense:
  Deposits                                                   265               353              551               747
  Advances from Federal Home Loan Bank                       200               207              406               419
  Other interest expense                                       -                 -                -                 2
                                                          ------            ------           ------            ------
     Total interest expense                                  465               560              957             1,168
                                                          ------            ------           ------            ------
     Net interest income                                     603               494            1,237               992
Provision for loan losses                                     15                --               35                --
                                                          ------            ------           ------            ------
     Net interest income after provision for loan losses     588               494            1,202               992
                                                          ------            ------           ------            ------
Non-interest income:
  Customer service charges                                    27                19               52                41
  Gain on sale of securities                                  20                --               20                --
  Other operating income                                       6                14               11                22
                                                          ------            ------           ------            ------
     Total non-interest income                                53                33               83                63
                                                          ------            ------           ------            ------
Non-interest expense:
  Compensation and benefits                                  275               219              490               472
  Occupancy and equipment                                     75                52              139                93
  FDIC/SAIF deposit insurance premiums                         5                 2                7                 4
  Advertising                                                 18                16               30                30
  Data processing services                                    48                36               83                68
  Professional fees                                           47                54               68                72
  Other                                                      100                87              174               160
                                                          ------            ------           ------            ------
     Total non-interest expense                              568               466              991               899
                                                          ------            ------           ------            ------
     Income before income taxes                               73                61              294               156
Income tax expense                                            15                15               81                38
                                                          ------            ------           ------            ------
     Net income                                           $   58            $   46           $  213            $  118
                                                          ======            ======           ======            ======
Dividends declared per common share                       $ 0.12            $ 0.12           $ 0.24            $ 0.24
                                                          ======            ======           ======            ======
Basic earnings per common share                           $ 0.07            $ 0.06           $ 0.27            $ 0.15
                                                          ======            ======           ======            ======
Diluted earnings per common share                         $ 0.07            $ 0.06           $ 0.26            $ 0.15
                                                          ======            ======           ======            ======


See notes to consolidated condensed financial statements.

                   CRAZY WOMAN CREEK BANCORP INCORPORATED AND
                 SUBSIDIARY Consolidated Condensed Statements of
                           Comprehensive Income (Loss)
                                   (Unaudited)


                                                                     Three Months Ended                  Six Months Ended
                                                                          March 31,                         March 31,
                                                                --------------------------        ---------------------------
                                                                   2003              2002            2003              2002
                                                                --------           -------        ---------          --------
                                                                                 (Dollars in thousands)
                                                                            (restated see                      (restated see
                                                                               note 2)                            note 2)
Net income                                                        $ 58             $  46            $ 213            $  118
Other comprehensive loss:
        Unrealized gains on investment and mortgage-backed
           securities available-for-sale                           (93)             (104)             (64)             (205)
Income tax benefit related to items of other comprehensive
    loss                                                            31                35               22                70
                                                                  ----             -----            -----            ------

Other comprehensive loss, after tax                                (62)              (69)             (42)             (135)
                                                                  ----             -----            -----            ------

Comprehensive income (loss)                                       $ (4)            $ (23)           $ 171            $  (17)
                                                                  ====             =====            =====            ======



See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Six Months ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                 2003             2002
                                                                               -------          -------
                                                                             (Dollars in thousands)
                                                                                            (restated
Cash flows from operating activities:                                                      see note 2)
  Net income                                                                    $  213            $ 118
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Provision for loan losses                                                       35                -
    Amortization of premiums and discounts on
      investment securities                                                         54               53
    Amortization of core deposit intangibles                                        13               15
    Deferred income tax expense net                                                 28               40
    Federal Home Loan Bank stock dividend                                          (41)             (37)
    Depreciation                                                                    88               56
    Mutual fund dividends reinvested                                               (8)               (7)
    Deferred loan origination fees, net                                            (30)              17
    Gain on sale of securities                                                     (20)               -
    ESOP shares committed to be released                                            31               31
    MSBP compensation expense                                                       11               (3)

Change in:
  Accrued interest receivable                                                       46               15
  Other assets                                                                     (25)              54
  Income taxes                                                                      78              (27)
  Accrued expenses and other liabilities                                          (225)            (411)
                                                                               -------          -------
   Net cash provided by (used in) operating activities                             248              (86)

Cash flows from investing activities:
  Purchases of securities available-for-sale                                         -           (5,431)
  Proceeds from maturities, calls and prepayments of
   securities available-for-sale                                                 4,427            6,833
  Proceeds from sales of securities available-for-sale                             667                -
  Origination of loans receivable                                              (15,144)         (15,893)
  Repayment of principal on loans receivable                                    13,391           10,507
  Purchases of premises and equipment                                             (285)          (1,143)
  Proceeds from the sale of repossessed other assets                                14                -
                                                                               -------          -------
   Net cash provided by (used in) investing activities                           3,070           (5,127)

Cash flows from financing activities:
  Net increase in deposits                                                       2,001            3,738
  Repayment of advances from Federal Home Loan Bank                             (1,500)               -
  Net decrease in advances from borrowers for taxes and insurance                  (37)             (34)
  Exercise of stock options                                                          5               47
  Dividends paid to stockholders                                                  (179)            (180)
                                                                               -------          -------
   Net cash provided by financing activities                                       290            3,571
                                                                               -------          -------
Net change in cash and cash equivalents                                          3,608           (1,642)
Cash and cash equivalents at beginning of period                                 2,686            5,897
                                                                               -------          -------
Cash and cash equivalents at end of period                                     $ 6,294          $ 4,255
                                                                               =======          =======

Cash paid (received) during period for:
   Interest                                                                    $   938          $ 1,161
   Income taxes                                                                    (25)              35


See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                 March 31, 2003



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results, which may be expected for an entire year or any other period.

The accompanying consolidated financial statements include the accounts of the Company and Buffalo Federal Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2:  RESTATEMENT OF PRIOR PERIOD EARNINGS

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147 Acquisition of Certain Financial Institutions - an amendment of SFAS Nos. 72 and 144 and FASB Interpretations No. 9. Under the provisions of SFAS No. 147, the acquisition of all or part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS No. 141 Business Combinations, 147 provides that long-term customer relationships intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, be evaluated for impairment under the provision of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Per guidance issued in SFAS No. 147, the Company has evaluated the goodwill recognized in connection with its branch acquisition and determined that it meets the criteria of SFAS No. 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to SFAS No. 142 Goodwill and Other Intangible Assets. The reclassification was retroactively applied to October 1, 2001, which resulted in the restatement of previously filed financial statements. The impact for the three and six months ended March 31, 2002 was to increase net earnings by $1,000 and $3,000, respectively. There was no impact on basic or diluted earnings per share from previously reported numbers for the three months ended March 31, 2002. Basic and diluted earnings per share each increased $0.01 per share from $0.14 per share to $0.15 per share from previously reported numbers for the six months ended March 31, 2002.

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                 March 31, 2003



                                                                 For the Three Months ended March 31, 2003
                                                          Net Income        Average Shares        Per Share Amount
                                                          -------------   --------------------  ------------------
Basic EPS
  Net income available to common stockholders                  $ 58,000               802,188          $ 0.07
                                                                                                         ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                          -                12,394
  Incremental shares related to MSBP                                  -                   983
                                                               --------               -------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                          58,000               815,565          $ 0.07
                                                               ========               =======            ====


                                                                For the Three Months ended March 31, 2002
                                                          Net Income         Average Shares       Per Share Amount
                                                          --------------   ------------------- ------------------
Basic EPS
  Net income available to common stockholders                  $ 46,000               793,574          $ 0.06
                                                                                                         ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                          -                11,327
  Incremental shares related to MSBP                                  -                   378
                                                               --------               -------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $ 46,000               805,279          $ 0.06
                                                               ========               =======            ====


                                                                  For the Six Months ended March 31, 2003
                                                          Net Income         Average Shares       Per Share Amount
                                                          --------------  --------------------  ------------------
Basic EPS
  Net income available to common stockholders                  $213,000               801,363          $ 0.27
                                                                                                         ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                                            9,821
  Incremental shares related to MSBP                                  -                   670
                                                               --------               -------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $213,000               811,854          $ 0.26
                                                               ========               =======            ====


                                                                  For the Six Months ended March 31, 2002
                                                          Net Income        Average Shares        Per Share Amount
                                                          --------------  --------------------  ------------------
Basic EPS
  Net income available to common stockholders                  $118,000               792,374          $ 0.15
                                                                                                         ====
Effect of Dilutive Securities
  Incremental shares under stock option plan                          -                 9,554
  Incremental shares related to MSBP                                  -                   254
                                                               --------               -------
Diluted EPS
  Income available to common stockholders plus
    assumed conversions                                        $118,000               802,182          $ 0.15
                                                               ========               =======            ====

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY Notes to Consolidated Condensed Financial Statements
                                 March 31, 2003


NOTE 4:  STOCK BASED COMPENSATION

In October 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to include prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on December 31, 2002.

Based on the terms of options granted and using the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the three and six months ended March 31, 2003 and 2002 would have been as follows:

                                                            Three Months Ended                    Six Months Ended
                                                                March 31,                             March 31,
                                                         2003               2002               2003               2002
                                                        ------             ------          -------------      -------------
Net income, as reported                                 $  58               $ 46               $213               $118
Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                    (3)                (1)                (4)                (2)
                                                        -----               ----               ----               ----
Pro forma net income                                       55                 45                209                116

Basic earnings per share:     As reported               $ .07                .06                .27                .15
                              Pro forma                   .07                .06                .26                .15
Diluted earnings per share:   As reported               $ .07                .06                .26                .15
                              Proforma                    .07                .06                .26                .15


The per share weighted-average fair value of stock options granted during 2002 for this pro forma disclosure was $2.22, determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 4.8%, risk-free interest rates of 2.75%, volatility factor of 21%, and expected life of 7 years. The per share weighted-average fair value of stock options granted during 2003 for this pro forma disclosure was $1.19, determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 4.8%, risk-free interest rates of 1.26%, volatility factor of 19%, and expected life of 7 years.


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                 March 31, 2003

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

GENERAL
-------
The Company is a unitary savings and loan holding company of the Bank. The Company's assets are comprised of its investment in the Bank, a loan to the ESOP, a loan to the Bank, and shares held in mutual funds. The Bank attracts deposits from the general public and uses such deposits, together with other funds, primarily to originate commercial mortgages, commercial loans, consumer loans and loans secured by first mortgages on one-to-four family residences in its market areas. The Bank occasionally utilizes funds obtained from the Federal Home Loan Bank of Seattle ("FHLB") to fund the loan originations. The Bank invests in mortgage-backed securities, municipal bonds and short-term and medium-term U.S. Agency securities

The Bank's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and
(ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Bank's net income is also affected by the level of non-interest income, which primarily consists of service charges and other operating income. In addition, net income is affected by the level of non-interest (general and administrative) expenses.


              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003

CRITICAL ACCOUNTING POLICIES
----------------------------

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses are maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operation or liquidity. At March 31, 2003 the loan loss reserve was $382,000 as compared to $337,000 at September 30, 2002.

FINANCIAL CONDITION
-------------------

ASSETS

At March 31, 2003, assets totaled $75.812 million compared to total assets of $75.521 million at September 30, 2002. The slight increase was primarily a result of increases in net loans receivable and cash and cash equivalents, which offset the decline in investment and mortgage-backed securities available-for-sale from prepayments and scheduled payments.

Securities available-for-sale decreased by $5.184 million during the six months ended March 31, 2003. Securities prepayments, calls and maturities of $4.427 million were received on investment securities available-for-sale. Security sales accounted for $667,000 with a gain of $20,000. The market value of the securities decreased $64,000 during the period. Amortization of premiums discounts and dividends accounted for $46,000 of the decrease in securities.

Loans receivable increased $1.647 million during the six months ended March 31, 2003. During this period, the Bank originated loans totaling $15.144 million, comprised of residential mortgage loans totaling $6.197 million, non-residential mortgage loans totaling $5.829 million, consumer loans totaling $1.245 million, and commercial loans totaling $1.873 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $13.391 million on its loan portfolio.

LIABILITIES

Deposits increased by $2.001 million from $46.783 million at September 30, 2002 to $48.784 million at March 31, 2003. The increases were attributable to slight increases in money market, checking, savings, and an increase in certificate accounts.

Advances from the FHLB decreased $1.500 million during the six months ended March 31, 2003. The advances are a supplement to the Bank's retail deposits and were paid down from the increase in deposits.


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003

All other liabilities decreased by $249,000 during the six months ended March 31, 2003 and were mainly the result of the decrease in accrued interest payable, outstanding corporate checks and accounts payable related to the construction project in Sheridan Wyoming during 2002.

STOCKHOLDERS' EQUITY

Overall, stockholders' equity increased $39,000 during the six months ended March 31, 2003. The increase was primarily the result of current earnings less dividends paid, the exercise of stock options, offset by the decreased market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $733,000 at March 31, 2003, or 0.97% of total assets. This compares to $96,000 at September 30, 2002 or 0.13% of total assets. Non-performing assets at March 31, 2003 consisted of other repossessed assets related to one commercial loan, one residential real estate owned, and one commercial mortgage loan. Subsequent to March 31, 2003 the real estate owned was sold and the commercial mortgage has been brought current but will remain on non-accrual until the loan performs as agreed.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended March 31, 2003 and 2002.
---------------------------------------------------------

Net  Income.  Net income for the three  months  ended March 31, 2003 was $12,000
------------
higher than net income reported for the same period in 2002. The increase is attributable to a $109,000 increase in net interest income and a $20,000 increase in non-interest income offset by a $102,000 increase in non-interest expense and a $15,000 increase in the provision for loan losses. The net interest income increase was primarily attributable to a decrease in the cost of interest-bearing liabilities. The increase in non-interest expense is primarily attributable to a $56,000 increase in compensation and benefits, a $23,000 increase in occupancy and equipment, a $12,000 increase in data processing services, a $13,000 increase in other non-interest expenses primarily due to continued expansion of the banks operation, partially offset by a $7,000 decrease in professional fees. There were no other material changes in non-interest expenses.

Interest Income. Total interest income increased by $14,000 for the three months
----------------
ended March 31, 2003. Interest income totaled $1.068 million for the three months ended March 31, 2003 as compared to $1.054 million for the three months ended March 31, 2002.


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003

An increase in the volume of average interest-earning assets from $67.285 million for the three months ended March 31, 2002 to $71.392 million for the same period in 2003 contributed to a $113,000 increase in interest income. A decrease was experienced in the yield on average interest-earning assets from 6.27% for the three months ended March 31, 2002 to 5.98% for the three months ended March 31, 2003, which contributed to a $99,000 decrease in interest income.

Interest Expense.  Total interest expense decreased by $95,000 from $560,000 for
----------------
the three months ended March 31, 2002 to $465,000 for the same period in 2003. This was primarily a result of a decrease in the cost of average interest-bearing liabilities as a result of lower market interest rates.

Interest expense for deposits, including deposit premium amortization, decreased by $88,000 from $353,000 for the three months ended March 31, 2002 to $265,000 for the same period in 2003. The cost of average interest-bearing deposits decreased from 3.30% for the three months ended March 31, 2002 to 2.30% for the three months ended March 31, 2003, which caused interest expense for deposits to decrease by $107,000. An increase in the volume of average interest-bearing deposits from $42.774 million for the three months ended March 31, 2002, to $46.043 million for the three months ended March 31, 2003, resulted in a $19,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $7,000 from $207,000 for the three months ended March 31, 2002 to $200,000 for the same period in 2003. The cost of average interest-bearing advances from the FHLB decreased from 6.18% for the three months ended March 31, 2002 to 5.76% for the same period in 2003 which resulted in a $14,000 decrease in interest expense. Average interest-bearing advances increased from $13.400 million for the three month period ended March 31, 2002, to $13.893 million for the same period 2003, and resulted in a $7,000 increase in interest expense for advances.

Net Interest Income. Net interest income increased by $109,000 from $494,000 for
--------------------
the three months ended March 31, 2002 to $603,000 for the three months ended March 31, 2003. The increase in net interest income was partially due to the decrease in the cost of average interest-bearing liabilities, which more than offset the increase in the volume of average interest-bearing liabilities. The increase was also attributable to an increase in volume of average interest-earning assets. Another factor was the decrease in the rate paid for interest-bearing liabilities and a smaller decrease in the rate earned for average interest-earning assets as evidenced by the increase in the interest rate spread from 2.28% for the three months ended March 31, 2002 to 2.88% for the three months ended March 31, 2003.

Net interest margin increased from 2.94% for the three months ended March 31, 2002 to 3.38% for the three months ended March 31, 2003. The increase in net interest margin was primarily caused by the disproportionate decrease in the cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses.  A $15,000 and $0 provision  was recorded  during the
-------------------------
three months ended March 31, 2003 and 2002, respectively. There was $1,000 of loan charge-offs for the three months ended March 31, 2003 while recoveries totaled $1,000. In the three months ended March 31, 2002, there was $1,000 in loan charge-offs while recoveries totaled $4,000.

Total  Non-interest  Income.  Total  non-interest  income increased $20,000 from
---------------------------
$33,000 for the three months ended March 31, 2002 to $53,000 for the same period in 2003. This was the result of a gain on sale of securities available-for-sale during the three months ended March 31, 2003.


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003

Total Non-interest  Expense.  Total  non-interest  expense increased by $102,000
---------------------------
from $466,000 for the three months ended March 31, 2002 to $568,000 for the three months ended March 31, 2003. The increase was attributable to increases in compensation and benefits, occupancy and equipment, data processing services, other non-interest expenses offset by a decrease in professional fees. There were no other material differences in non-interest expenses.

Provision  for Income  Taxes.  The effective tax rate for the three months ended
----------------------------
March 31, 2003 and 2002 was 20.55% and 24.59%, respectively. The effective tax rate was lower during 2003 than 2002 due to the relationship of non-taxable income to total income.

Comparison of Six Months Ended March 31, 2003 and 2002.
-------------------------------------------------------

Net Income.  Net income for the six months  ended March 31, 2003 was higher than
----------
net income reported for the same period in 2002 primarily due to increased net interest income. Specifically the increase is attributable to a $245,000 increase in net interest income a $4,000 decrease in professional fees, and a $20,000 gain on sale of investment securities available-for-sale. These increases were partially offset by a $35,000 increase in the provision for loan losses, a $18,000 increase in compensation and benefits, a $46,000 increase in occupancy and equipment, a $15,000 increase in data processing costs, a $14,000 increase in other non-interest expenses, and a increase of $43,000 in income tax expense. The increase in net interest income was primarily attributed to a decrease in the cost of interest-bearing liabilities for the six-month period ended March 31, 2003.

Interest  Income.  For the six months  ended  March 31,  2003,  interest  income
----------------
totaled $2.194 million compared to $2.160 million for the six months ended March 31, 2002. An increase in the volume of average interest-earning assets from $67.187 million for the six months ended March 31, 2002 to $71.389 million for the same period in 2003 caused interest income to increase by $271,000. A decrease was experienced in the yield on average interest-earning assets from 6.43% for the six months ended March 31, 2002 to 6.15% for the six months ended March 31, 2003, which contributed to a $237,000 decrease in interest income.

Interest  Expense.  Total  interest  expense  decreased by $211,000  from $1.168
-----------------
million for the six months ended March 31, 2002 to $957,000 for the same period in 2003. This was primarily a result of a decrease in the cost of average interest-bearing liabilities.

Interest expense for deposits including deposit premium amortization decreased by $196,000 from $747,000 for the six months ended March 31, 2002 to $551,000 for the same period in 2003. The cost of average interest-bearing deposits decreased from 3.57% for the six months ended March 31, 2002 to 2.42% for the six months ended March 31, 2003, which caused interest expense for deposits to decrease by $241,000. An increase in the volume of average interest-bearing deposits from $41.879 million for the six months ended March 31, 2002 to $45.629 million for the six months ended March 31, 2003, resulted in a $45,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $15,000 from $421,000 for the six months ended March 31, 2002 to $406,000 for the same period in 2003. The cost of average interest-bearing advances from the FHLB decreased from 6.28% for the six months ended March 31, 2002 to 5.78% for the same period in 2003. This decrease in the cost of average interest-bearing advances caused a $34,000 decrease in interest expense. Average interest-bearing advances increased from


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003

$13.400 million for the six month period ended March 31, 2002 to $14.047 million for the six month period ended March 31, 2003, resulting in a $19,000 increase in interest expense for advances.

Net Interest Income. Net interest income increased by $245,000 from $992,000 for
-------------------
the six months ended March 31, 2002 to $1.237 million for the six months ended March 31, 2003. The increase in net interest income was primarily caused by the decrease in the cost and volume of interest-bearing liabilities. The increase in average interest-bearing liabilities was not offset by a corresponding increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 121.54% in 2002 to 119.63% in 2003. The increase in the cost and volume of average interest-bearing liabilities were the major factors for the decrease in net interest income.

Net interest margin increased from 2.95% for the six months ended March 31, 2002 to 3.47% for the six months ended March 31, 2003. The increase in net interest margin was primarily caused by the disproportionate decrease in cost of interest-bearing liabilities compared to interest-earning assets.

Provision for Loan Losses.  A $35,000 and $0 provision  was recorded  during the
-------------------------
six months ended March 31, 2003 and 2002, respectively. There was $1,000 in loan charge-offs for the six months ended March 31, 2003 while recoveries totaled $11,000. In the six months ended March 31, 2002, there was $1,000 in loan charge-offs while recoveries totaled $7,000.

Total  Non-interest  Income.  Total  non-interest  income increased $20,000 from
---------------------------
$63,000 for the six months ended March 31, 2002 to $83,000 for the same period in 2003. This was the result of a gain on sale of securities available-for-sale during the six months ended March 31, 2003.

Total Non-interest Expense. Total non-interest expense increased by $92,000 from
--------------------------
$899,000 for the six months ended March 31, 2002 to $991,000 for the six months ended March 31, 2003. There were increases in compensation, occupancy and equipment, data processing costs, and other non-interest expenses. There were no other material differences in non-interest expenses.

Provision  for Income  Taxes.  The  effective  tax rate for the six months ended
----------------------------
March 31, 2003 and 2002 was 27.55% and 24.36%, respectively. The effective tax rate was different in 2003 than in 2002 due to an increase in taxable income and the relationship of non-taxable income to total income.


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003



CAPITAL COMPLIANCE AND LIQUIDITY

Capital Compliance.  The following table presents the Bank's compliance with its
------------------
regulatory capital requirements:


                                                       At March 31, 2003
                                                  ------------------------------
                                                                   Percentage
                                                   Amount         of Assets (2)
                                                  ---------     ----------------
                                                     (Dollars in thousands)
GAAP Capital................................       $ 11,384               15.32%

Tangible capital............................       $ 10,880               14.64%
Tangible capital requirement................          1,115                1.50%
                                                   --------               -----
Excess......................................       $  9,765               13.14%
                                                   ========               =====

Core capital................................       $ 10,991               14.79%
Core capital requirements...................          1,485                3.00%
                                                   --------               -----
Excess......................................       $  9,506               11.79%
                                                   ========               =====

Total risk-based capital (1)................       $ 11,373               22.98%
Total risk-based capital requirement (1)....          3,960                8.00%
                                                   --------               -----
Excess (1)..................................       $  7,413               14.98%
                                                   ========               =====


1) Based on  risk-weighted  assets of $49,500
2) Based on the  Bank's  adjusted total assets of $74,310

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

Liquidity. The Bank is required under federal regulations to maintain sufficient
---------
liquidity to insure its safe and sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of March 31, 2003 such borrowed funds totaled $12.700 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The amount of certificate accounts and FHLB advances which are scheduled to mature during the twelve months ending March 31, 2004 is approximately $20.855 million and $1.000 million, respectively. To the


             CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
 Management Discussion and Analysis of Financial Condition and Results of Operations
                                  (Continued)
                                 March 31, 2003

extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with deposits, excess liquidity, FHLB advances or outside borrowings. The bank has $5.697 million of excess borrowing capacity at FHLB as of March 31, 2003. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase.

At March 31, 2003, the Bank had loan commitments outstanding of $4.923 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments, and, if necessary, through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions.

KEY OPERATING RATIOS
--------------------

                                                    Three Months Ended                      Six Months Ended
                                                        March 31,                               March 31,
                                            -----------------------------------    ---------------------------------
                                                 2003 (1)            2002 (1)            2003 (1)            2002 (1)
                                                          (Dollars in thousands, except per share data)
                                                                           (Unaudited)

Return on average assets                             0.31%               0.26%              0.56%               0.33%
Return on average equity                             1.71%               1.36%              3.14%               1.73%
Interest rate spread                                 2.88%               2.28%              2.94%               2.20%
Net interest margin                                  3.38%               2.94%              3.47%               2.95%
Non-interest expense to average
   Assets                                            2.90%               2.62%              2.57%               2.54%
Net recoveries to average
    outstanding loans                               (0.00%)             (0.01%)            (0.02%)            (0.01%)


                                               At March 31,    At September 30,
                                                   2003              2002
                                              -------------    ----------------
Nonaccrual and 90 days past due
   Loans                                           $  550              $    -
Repossessed other assets                              183                  96
                                                   ------              ------
  Total nonperforming assets                       $  733                $ 96
                                                   ======              ======
Nonperforming loans to gross loans                   1.04%                  -
Nonperforming assets to total assets                 0.97%               0.13%
Book value per share (2)                           $16.63              $16.59


----------------

(1)  The ratios for the three and six month periods are annualized.
(2) The number of shares outstanding as of March 31, 2003 was 811,608 and as of September 30, 2002 was 811,208. These include shares purchased by the ESOP.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                             Controls and Procedures
                                 March 31, 2003

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On  January  29,  2003,   the  Company  held  its  annual   meeting  of
         stockholders and the following items were presented:

         The election of Directors Deane D. Bjerke and Thomas J. Berry for terms of three years ending 2006.

         Votes were as follows:
                                   For        Withheld
                                   ---        --------

         Deane D. Bjerke         711,757       8,940
         Thomas J. Berry         712,672       8,025

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


                            CRAZY WOMAN CREEK BANCORP INCORPORATED



Date: May 13, 2003          By: /s/ Gary J. Havens
                                ----------------------------------------
                                    Gary J. Havens
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 13, 2003          By: /s/ John B. Snyder
                                ------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

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



Date:    May 13, 2003               /s/Gary J. Havens
       --------------------         -----------------------------
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



Date:    May 13, 2003              /s/John B. Snyder
       --------------------        ------------------------------------
                                   John B. Snyder, Vice President and
                                     Chief Financial Officer