Form 10QSB
period 2003-06-30
CRAZY WOMAN CREEK BANCORP INC
filed 2003-08-14
CIK 1005119

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

         Class:   Common Stock, par value $.10 per share
                  Outstanding at August 11, 2003:  811,608

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                     CRAZY WOMAN CREEK BANCORP INCORPORATED

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I      FINANCIAL INFORMATION
            ---------------------

Item 1.     Financial Statements (unaudited)

            Consolidated Condensed Statements of Financial Condition          1
            at June 30, 2003 and September 30, 2002

            Consolidated Condensed Statements of Income for the               2
            Three and Nine Months ended June 30, 2003 and 2002

            Consolidated Condensed Statements of Comprehensive
            Income (loss) for the Three and Nine Months ended June 30,
            2003 and 2002                                                     3

            Consolidated Condensed Statements of Cash Flows for               4
            the Nine Months ended June 30, 2003 and 2002

            Notes to Consolidated Condensed Financial Statements              5

Item 2.     Management's Discussion and Analysis of Financial Condition       8
            and Results of Operations

Item 3.     Controls and Procedures                                          16


PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings                                                17

Item 2.     Changes in Securities and Use of Proceeds                        17

Item 3.     Defaults upon Senior Securities                                  17

Item 4.     Submission of Matters to a Vote of Security Holders              17

Item 5.     Other Information                                                17

Item 6.     Exhibits and Reports on Form 8-K                                 17


SIGNATURES

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                 June 30,    September 30,
                                                                   2003         2002
                                                                 --------    ------------
Assets                                                           (Dollars in thousands,
------                                                           except per share data)
Cash and cash equivalents                                        $  8,432     $  2,686
Investment and mortgage-backed securities available-for-sale       14,567       18,109
Stock in Federal Home Loan Bank of Seattle, at cost                 1,258        1,200
Loans receivable, net                                              50,965       49,339
Accrued interest receivable                                           336          420
Premises and equipment, net                                         3,594        3,282
Repossessed other assets owned                                         81           96
Income tax receivable                                                --             71
Goodwill, net                                                         178          178
Other intangible assets, net                                           51           69
Other assets                                                          269           71
                                                                 --------     --------
                                                                 $ 79,731     $ 75,521
                                                                 ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:

  Deposits                                                       $ 51,285     $ 46,783
  Advances from Federal Home Loan Bank                             11,700       14,200
  Advance payments by borrowers for taxes and insurance                37           65
  Income tax payable                                                   86         --
  Deferred income taxes                                               298          285
  Dividends payable                                                    97           97
  Accrued expenses and other liabilities                            2,615          637
                                                                 --------     --------
    Total liabilities                                              66,118       62,067
                                                                 --------     --------
Stockholders' equity:

  Preferred stock, par value $.10 per share,  2,000,000 shares authorized;  none issued and outstanding at June 30, 2003
     and September 30, 2002                                          --           --
  Common stock, par value $.10 per share, 5,000,000 shares
     authorized; 1,058,000 issued and outstanding at
     June 30, 2003 and September 30, 2002                             106          106
  Additional paid-in capital                                       10,156       10,139
  Unearned ESOP/MSBP shares                                          (380)        (411)
  Retained earnings                                                 6,907        6,858
  Accumulated other comprehensive income, net                         274          236
  Treasury stock at cost                                           (3,450)      (3,474)
                                                                 --------     --------
     Total stockholders' equity                                    13,613       13,454
                                                                 --------     --------
                                                                 $ 79,731     $ 75,521
                                                                 ========     ========

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                                 June 30,                June 30,
                                                            ------------------       ------------------
                                                             2003       2002          2003       2002
                                                            ------     ------        ------     ------
                                                           (Dollars in thousands except per share data)
                                                                   (restated see           (restated see
                                                                       note 2)                 note 2)
Interest income:
  Loans receivable                                          $  891     $  823        $2,717     $2,379
  Mortgage-backed securities                                    83        172           324        586
  Investment securities                                         37         64           112        184
  Other interest income                                         24         20            76         90
                                                            ------     ------        ------     ------
     Total interest income                                   1,035      1,079         3,229      3,239
Interest expense:
  Deposits                                                     252        329           803      1,076
  Advances from Federal Home Loan Bank                         192        204           598        623
  Other interest expense                                      --         --            --            2
                                                            ------     ------        ------     ------
     Total interest expense                                    444        533         1,401      1,701
                                                            ------     ------        ------     ------
     Net interest income                                       591        546         1,828      1,538
Provision for loan losses                                     --           15            35         15
                                                            ------     ------        ------     ------
     Net interest income after provision for loan losses       591        531         1,793      1,523
                                                            ------     ------        ------     ------
Non-interest income:

  Customer service charges                                      40         23            92         64
  Gain on sale of securities                                  --         --              20       --
  Other operating income                                         3       --              14         22
                                                            ------     ------        ------     ------
     Total non-interest income                                  43         23           126         86
                                                            ------     ------        ------     ------
Non-interest expense:

  Compensation and benefits                                    223        267           713        739
  Occupancy and equipment                                       75         80           214        173
  FDIC/SAIF deposit insurance premiums                           6          1            13          5
  Advertising                                                   14         20            44         50
  Data processing services                                      38         41           121        109
  Professional fees                                             39         18           107         90
  Other                                                         85         84           259        244
                                                            ------     ------        ------     ------
     Total non-interest expense                                480        511         1,471      1,410
                                                            ------     ------        ------     ------
     Income before income taxes                                154         43           448        199
Income tax expense                                              47         11           128         49
                                                            ------     ------        ------     ------
     Net income                                             $  107     $   32        $  320     $  150
                                                            ======     ======        ======     ======

Dividends declared per common share                         $ 0.12     $ 0.12        $ 0.36     $ 0.36
                                                            ======     ======        ======     ======
Basic earnings per common share                             $ 0.13     $ 0.04        $ 0.40     $ 0.19
                                                            ======     ======        ======     ======
Diluted earnings per common share                           $ 0.13     $ 0.04        $ 0.39     $ 0.19
                                                            ======     ======        ======     ======

See notes to consolidated condensed financial statements

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                                 June 30,                June 30,
                                                            ------------------       ------------------
                                                             2003       2002          2003       2002
                                                            ------     ------        ------     ------
                                                           (Dollars in thousands except per share data)
                                                                    (restated see           (restated see
                                                                      note 2)                  note 2)
Net income                                                 $ 107       $  32         $ 320      $ 150
Other comprehensive income (loss)
        Unrealized gains (losses) on investment and
           mortgage-backed securities available-for-sale     122         116            58        (88)
Income tax (expense) benefit related to items of other
comprehensive income (loss)                                  (41)        (39)          (20)        30
                                                           -----       -----         -----      -----

Other comprehensive income (loss), after tax                  81          77            38        (58)
                                                           -----       -----         -----      -----

Comprehensive income                                       $ 188       $ 109         $ 358      $  92
                                                           =====       =====         =====      =====

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                    Nine Months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                        2003        2002
                                                                                      --------    --------
                                                                                      (Dollars in thousands)
                                                                                                  (restated
                                                                                                  see note 2)
Cash flows from operating activities:
  Net income                                                                          $    320    $    150
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               35          15
    Amortization of premiums and discounts on investment securities                         80          74
    Amortization of core deposit intangibles                                                18          22
    Deferred income tax expense, net                                                        (7)        121
    Federal Home Loan Bank stock dividend                                                  (58)        (54)
    Depreciation                                                                           128         116
    Mutual fund dividends reinvested                                                       (11)        (10)
    Deferred loan origination fees, net                                                    (53)         36
    Gain on sale of securities                                                             (20)       --
    ESOP shares committed to be released                                                    49          47
    MSBP compensation expense                                                               18          10
Change in:

        Accrued interest receivable                                                         84          42
        Other assets                                                                      (198)         20
        Income taxes                                                                       157         (87)
        Accrued expenses and other liabilities                                           1,978        (319)
                                                                                      --------    --------
           Net cash provided by operating activities                                     2,520         183

Cash flows from investing activities:

  Purchases of securities available-for-sale                                            (3,065)     (5,431)
  Proceeds from maturities, calls and prepayments of securities available-for-sale       5,949       8,058
  Proceeds from sales of securities available-for-sale                                     667        --
  Origination of loans receivable                                                      (21,550)    (23,649)
  Repayment of principal on loans receivable                                            19,841      14,098
  Purchases of premises and equipment                                                     (440)     (1,552)
  Proceeds from the sale of repossessed other assets                                       116        --
                                                                                      --------    --------
    Net cash provided by (used in) investing activities                                  1,518      (8,476)

Cash flows from financing activities:

  Net increase in deposits                                                               4,502       5,868
  Advances from Federal Home Loan Bank                                                     250       1,750
  Repayment of advances from Federal Home Loan Bank                                     (2,750)     (1,950)
  Net decrease in advances from borrowers for taxes and insurance                          (28)        (15)
  Exercise of stock options                                                                  5          47
  Dividends paid to stockholders                                                          (271)       (270)
                                                                                      --------    --------
    Net cash provided by financing activities                                            1,708       5,430
                                                                                      --------    --------
Net change in cash and cash equivalents                                                  5,746      (2,863)
Cash and cash equivalents at beginning of period                                         2,686       5,897
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $  8,432    $  3,034
                                                                                      ========    ========

Cash paid (received) during period for:

   Interest                                                                           $  1,423    $  1,709
   Income taxes                                                                            (25)         35

See notes to consolidated condensed financial statements.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results, which may be expected for an entire year or any other period.

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

Per guidance issued in SFAS No. 147, the Company has evaluated the goodwill recognized in connection with its branch acquisition and determined that it meets the criteria of SFAS No. 147, and therefore the unidentifiable intangible asset has been reclassified to goodwill and is subject to SFAS No. 142 Goodwill and Other Intangible Assets. The reclassification was retroactively applied to October 1, 2001, which resulted in the restatement of previously filed financial statements. The impact for the three and nine months ended June 30, 2002 was to increase net earnings by $2,000 and $6,000, respectively. There was no impact on basic or diluted earnings per share from previously reported numbers for the three months ended June 30, 2002. Basic and diluted earnings per share each increased $0.01 per share from $0.18 per share to $0.19 per share from previously reported numbers for the nine months ended June 30, 2002.

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                                                For the Three Months ended June 30, 2003
                                                          Net Income        Average Shares      Per Share Amount
                                                       --------------------------------------------------------------
BASIC EPS
  Net income available to common stockholders            $ 107,000             804,044              $ 0.13
EFFECT OF DILUTIVE SECURITIES                                                                       ======
  Incremental shares under stock option plan                    --              13,226
  Incremental shares related to MSBP                            --                 995
                                                         ---------            --------
DILUTED EPS
  Income available to common stockholders plus
    assumed conversions                                  $ 107,000             818,265              $ 0.13
                                                         =========            ========              ======

                                                                 For the Three Months ended June 30, 2002
                                                         Net Income         Average Shares       Per Share Amount
                                                      ---------------------------------------------------------------
BASIC EPS
  Net income available to common stockholders            $  32,000             797,587              $ 0.04
EFFECT OF DILUTIVE SECURITIES                                                                       ======
  Incremental shares under stock option plan                    --              12,132
  Incremental shares related to MSBP                            --                 701
                                                         ---------            --------
DILUTED EPS
  Income available to common stockholders plus
    assumed conversions                                  $  32,000             810,420              $ 0.04
                                                         =========             =======              ======


                                                                  For the Nine Months ended June 30, 2003
                                                          Net Income        Average Shares        Per Share Amount
                                                       --------------------------------------------------------------
BASIC EPS
  Net income available to common stockholders            $ 320,000             802,265              $ 0.40
EFFECT OF DILUTIVE SECURITIES
  Incremental shares under stock option plan                    --              10,954
  Incremental shares related to MSBP                            --                 778
                                                         ---------            --------
DILUTED EPS
  Income available to common stockholders plus
    assumed conversions                                  $ 320,000             813,997              $ 0.39
                                                         =========            ========              ======

                                                                  For the Nine Months ended June 30, 2002
                                                          Net Income        Average Shares        Per Share Amount
                                                       --------------------------------------------------------------
BASIC EPS
  Net income available to common stockholders            $ 150,000            794,112               $ 0.19
EFFECT OF DILUTIVE SECURITIES

  Incremental shares under stock option plan                    --              10,414
  Incremental shares related to MSBP                            --                 404
                                                         ---------            --------
DILUTED EPS
  Income available to common stockholders plus
    assumed conversions                                  $ 150,000             804,930              $ 0.19
                                                         =========            ========              ======

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Based on the terms of options granted and using the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the three and nine months ended June 30, 2003 and 2002 would have been as follows:

                                                            Three Months Ended                  Nine Months Ended
                                                                 June 30,                           June 30,
                                                            2003            2002               2003          2002
                                                           ------          ------             ------        ------
Net income, as reported                                      $107           $ 32               $320          $150
Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                        (2)            (1)                (4)           (3)
                                                            -----           ----               ----          ----
Pro forma net income                                          105             31                316           147

Basic earnings per share:     As reported                   $ .13            .04                .40           .19
                              Pro forma                       .13            .04                .39           .19
Diluted earnings per share:   As reported                   $ .13            .04                .39           .19
                              Pro forma                       .13            .04                .39           .18

The per share weighted-average fair value of stock options granted during 2002 for this pro forma disclosure was $2.22, determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 4.8%, risk-free interest rate of 2.75%, volatility factor of 21%, and expected life of 7 years. The per share weighted-average fair value of stock options granted during 2003 for this pro forma disclosure was $1.27, determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 4.8%, risk-free interest rate of 1.26%, volatility factor of 19%, and expected life of 7 years.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2003

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

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

CRITICAL ACCOUNTING POLICIES
----------------------------

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses are maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management's assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company's consolidated financial statements, results of operation or liquidity. At June 30, 2003, the loan loss reserve was $382,000 as compared to $337,000 at September 30, 2002.

FINANCIAL CONDITION
-------------------

ASSETS

At June 30, 2003, assets totaled $79.731 million compared to total assets of $75.521 million at September 30, 2002. The increase was primarily a result of increases in cash and cash equivalents and loans receivable, net, which offset the decline in investment and mortgage-backed securities available-for-sale from prepayments and scheduled payments.

Securities available-for-sale decreased by $3.542 million during the nine months ended June 30, 2003. Securities prepayments, calls and maturities of $5.949 million were received on investment securities available-for-sale. Security purchases were $3.065 million for the nine months ended June 30, 2003. Security sales accounted for $667,000 with a gain of $20,000. The market value of the securities increased $58,000 during the period. Amortization of premiums and discounts and dividends accounted for $69,000 of the decrease in securities.

Loans receivable increased $1.626 million during the nine months ended June 30, 2003. During this period, the Bank originated loans totaling $21.550 million, comprised of residential mortgage loans totaling $9.061 million, non-residential mortgage loans totaling $7.204 million, consumer loans totaling $1.708 million, and commercial loans totaling $3.577 million. During the same period, the Bank received scheduled principal payments and prepayments totaling $19.841 million on its loan portfolio.

LIABILITIES

Deposits increased by $4.502 million from $46.783 million at September 30, 2002 to $51.285 million at June 30, 2003. The increases were attributable to slight decreases in checking and savings, and increases in money market and certificate accounts.

Advances from the FHLB decreased $2.500 million during the nine months ended June 30, 2003. The advances are a supplement to the Bank's retail deposits and were paid down from the increase in deposits.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

All other liabilities increased by $2.049 million during the nine months ended June 30, 2003 and were mainly the result of the increase in accrued interest payable and outstanding corporate checks.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $159,000 during the nine months ended June 30, 2003. The increase was primarily the result of current earnings less dividends paid, the exercise of stock options, and the increase in market value on available-for-sale securities.

ASSET QUALITY
-------------

Non-performing assets totaled $645,000 at June 30, 2003, or 0.81% of total assets. This compares to $96,000 at September 30, 2002 or 0.13% of total assets. Non-performing assets at June 30, 2003 consisted of one consumer loan and one commercial mortgage loan and other repossessed assets related to one commercial loan.

RESULTS OF OPERATIONS
---------------------

Comparison of Three Months Ended June 30, 2003 and 2002.
-------------------------------------------------------

Net  Income.  Net income for the three  months  ended June 30,  2003 was $75,000
-----------
higher than net income reported for the same period in 2002. The increase is attributable to a $45,000 increase in net interest income and a $20,000 increase in non-interest income, a $31,000 decrease in non-interest expense and a $15,000 decrease in the provision for loan losses offset by a $36,000 increase in income tax expense. The net interest income increase was primarily attributable to a
decrease  in  the  cost  of  interest-bearing   liabilities.   The  decrease  in
non-interest expense is primarily attributable to a $44,000 decrease in compensation and benefits and a $6,000 decrease in advertising, partially offset by a $21,000 increase in professional fees. There were no other material changes in non-interest expenses.

Interest Income. Total interest income decreased by $44,000 for the three months
---------------
ended June 30, 2003. Interest income totaled $1.035 million for the three months ended June 30, 2003 as compared to $1.079 million for the three months ended June 30, 2002.

An increase in the volume of average interest-earning assets from $67.402 million for the three months ended June 30, 2002 to $70.858 million for the same period in 2003 contributed to a $74,000 increase in interest income. A decrease was experienced in the yield on average interest-earning assets from 6.40% for the three months ended June 30, 2002 to 5.84% for the three months ended June 30, 2003, which contributed to a $118,000 decrease in interest income.

Interest Expense.  Total interest expense decreased by $89,000 from $533,000 for
----------------
the three months ended June 30, 2002 to $444,000 for the same period in 2003. This was primarily a result of a decrease in the cost of average interest-bearing liabilities as a result of lower market interest rates.

Interest expense for deposits, including deposit premium amortization, decreased by $77,000 from $329,000 for the three months ended June 30, 2002 to $252,000 for the same period in 2003. The cost of average interest-bearing deposits decreased from 3.05% for the three months ended June 30, 2002 to 2.15%

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

for the three months ended June 30, 2003, which caused interest expense for deposits to decrease by $105,000. An increase in the volume of average interest-bearing deposits from $43.144 million for the three months ended June 30, 2002, to $46.876 million for the three months ended June 30, 2003, resulted in a $28,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $12,000 from $204,000 for the three months ended June 30, 2002 to $192,000 for the same period in 2003. The cost of average interest-bearing advances from the FHLB increased from 6.09% for the three months ended June 30, 2002 to 6.16% for the same period in 2003 which resulted in a $2,000 increase in interest expense. Average interest-bearing advances decreased from $13.402 million for the three month period ended June 30, 2002, to $12.475 million for the same period 2003, and resulted in a $14,000 decrease in interest expense for advances.

Net Interest Income.  Net interest income increased by $45,000 from $546,000 for
-------------------
the three months ended June 30, 2002 to $591,000 for the three months ended June 30, 2003. The increase in net interest income was partially due to the decrease in the cost of average interest-bearing liabilities and which was partially offset by a decrease in the rate earned for average interest-earning assets as evidenced by the increase in the interest rate spread from 2.63% for the three months ended June 30, 2002 to 2.85% for the three months ended June 30, 2003.

Net interest margin increased from 3.24% for the three months ended June 30, 2002 to 3.34% for the three months ended June 30, 2003. The increase in net interest margin was primarily caused by the disproportionate decrease in the cost of interest-bearing liabilities compared to rate earned by interest-earning assets.

Provision for Loan Losses.  A $0 and $15,000  provision was recorded  during the
-------------------------
three months ended June 30, 2003 and 2002, respectively. There was $3,000 of loan charge-offs for the three months ended June 30, 2003 while recoveries totaled $2,000. In the three months ended June 30, 2002, there was $20,000 in loan charge-offs while recoveries totaled $7,000.

Total  Non-interest  Income.  Total  non-interest  income increased $20,000 from
---------------------------
$23,000 for the three months ended June 30, 2002 to $43,000 for the same period in 2003. This primarily was the result of an increase in customer service charges during the three months ended June 30, 2003.

Total Non-interest Expense. Total non-interest expense decreased by $31,000 from
--------------------------
$511,000 for the three months ended June 30, 2002 to $480,000 for the three months ended June 30, 2003. The decrease was attributable to decreases in compensation and benefits and advertising offset by increases in professional fees. There were no other material differences in non-interest expenses.

Provision  for Income  Taxes.  The effective tax rate for the three months ended
----------------------------
June 30, 2003 and 2002 was 30.52% and 25.58%, respectively. The effective tax rate was higher during 2003 than 2002 due to the relationship of non-taxable income to total income.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

Comparison of Nine Months Ended June 30, 2003 and 2002.
------------------------------------------------------

Net Income.  Net income for the nine months  ended June 30, 2003 was higher than
----------
net income reported for the same period in 2002 primarily due to increased net interest income. Specifically the increase is attributable to a $290,000 increase in net interest income a $40,000 increase in non-interest income, and a $26,000 decrease in compensation and benefits. These increases were partially offset by a $20,000 increase in the provision for loan losses, a $41,000 increase in occupancy and equipment, a $12,000 increase in data processing costs, a $17,000 increase in professional fees, a $15,000 increase in other non-interest expenses, and a increase of $79,000 in income tax expense. Other changes in expense items were not material. The increase in net interest income was primarily attributed to a decrease in the cost of interest-bearing liabilities for the nine-month period ended June 30, 2003.

Interest  Income.  For the nine  months  ended June 30,  2003,  interest  income
----------------
totaled $3.229 million compared to $3.239 million for the nine months ended June 30, 2002. An increase in the volume of average interest-earning assets from $67.259 million for the nine months ended June 30, 2002 to $71.213 million for the same period in 2003 caused interest income to increase by $353,000. A decrease was experienced in the yield on average interest-earning assets from 6.42% for the nine months ended June 30, 2002 to 6.05% for the nine months ended June 30, 2003, which contributed to a $363,000 decrease in interest income.

Interest  Expense.  Total  interest  expense  decreased by $300,000  from $1.701
-----------------
million for the nine months ended June 30, 2002 to $1.401 million for the same period in 2003. This was primarily a result of a decrease in the cost of average interest-bearing liabilities.

Interest expense for deposits including deposit premium amortization decreased by $273,000 from $1.076 million for the nine months ended June 30, 2002 to $803,000 for the same period in 2003. The cost of average interest-bearing deposits decreased from 3.39% for the nine months ended June 30, 2002 to 2.33% for the nine months ended June 30, 2003, which caused interest expense for deposits to decrease by $336,000. An increase in the volume of average interest-bearing deposits from $42.301 million for the nine months ended June 30, 2002 to $46.045 million for the nine months ended June 30, 2003, resulted in a $63,000 increase in interest expense for deposits.

Interest expense for advances from the FHLB and other interest expense decreased by $27,000 from $625,000 for the nine months ended June 30, 2002 to $598,000 for the same period in 2003. The cost of average interest-bearing advances from the FHLB decreased from 6.22% for the nine months ended June 30, 2002 to 5.90% for the same period in 2003. This decrease in the cost of average interest-bearing advances caused a $32,000 decrease in interest expense. Average interest-bearing advances increased from $13.401 million for the nine month period ended June 30, 2002 to $13.523 million for the nine month period ended June 30, 2003, resulting in a $5,000 increase in interest expense for advances.

Net  Interest  Income Net  interest  income  increased  by $290,000  from $1.538
---------------------
million for the nine months ended June 30, 2002 to $1.828 million for the nine months ended June 30, 2003. The increase in net interest income was partially due to the decrease in the cost of average interest-bearing liabilities which was partially offset by a decrease in the rate earned for average interest-earning assets as evidenced by the increase in the interest rate spread from 2.35% for the nine months ended June 30, 2002 to 2.91% for the nine months ended June 30, 2003. The increase in average interest-bearing liabilities was only partially offset by an increase in average interest-earning assets as evidenced by the decrease of the ratio of average interest-earning assets to average interest-bearing liabilities from 120.75% in 2002 to 119.55% in 2003.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

The decrease in the cost of average interest-bearing liabilities were the major factors for the increase in net interest income.

Net interest margin increased from 3.05% for the nine months ended June 30, 2002 to 3.42% for the nine months ended June 30, 2003. The increase in net interest margin was primarily caused by the disproportionate decrease in cost of interest-bearing liabilities compared to decrease in the rate earned by interest-earning assets.

Provision for Loan Losses A $35,000 and $15,000  provision  was recorded  during
-------------------------
the nine months ended June 30, 2003 and 2002, respectively. There was $3,000 in loan charge-offs for the nine months ended June 30, 2003 while recoveries totaled $13,000. In the nine months ended June 30, 2002, there was $21,000 in loan charge-offs while recoveries totaled $13,000.

Total  Non-interest  Income Total  non-interest  income  increased  $40,000 from
---------------------------
$86,000 for the nine months ended June 30, 2002 to $126,000 for the same period in 2003. This was the result of a gain on sale of securities available-for-sale and an increase in customer service charges during the nine months ended June 30, 2003.

Total Non-interest  Expense Total non-interest expense increased by $61,000 from
---------------------------
$1.410 million for the nine months ended June 30, 2002 to $1.451 million for the nine months ended June 30, 2003. There were increases in occupancy and equipment, data processing costs, professional fees and other non-interest expenses partially offset by a decrease in compensation and benefits. There were no other material differences in non-interest expenses.

Provision for Income Taxes The effective tax rate for the nine months ended June
--------------------------
30, 2003 and 2002 was 28.57% and 24.62%, respectively. The effective tax rate was higher in 2003 than in 2002 due to an increase in taxable income and the relationship of non-taxable income to total income.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

CAPITAL COMPLIANCE AND LIQUIDITY
--------------------------------

Capital Compliance.  The following table presents the Bank's compliance with its
------------------
regulatory capital requirements:

                                                                 At June 30, 2003
                                                             --------------------------
                                                                            Percentage
                                                             Amount       of Assets (2)
                                                             ------       -------------
                                                             (Dollars in thousands)

GAAP Capital ........................................       $11,530          14.76%

Tangible capital ....................................       $11,025          14.11%
Tangible capital requirement ........................         1,172           1.50%
                                                            -------          -----
Excess ..............................................       $ 9,853          12.61%
                                                            =======          =====

Core capital ........................................       $11,137          14.26%
Core capital requirements ...........................         1,525           3.00%
                                                            -------          -----
Excess ..............................................       $ 9,612          11.26%
                                                            =======          =====

Total risk-based capital (1) ........................       $11,519          22.67%
Total risk-based capital requirement (1) ............         4,066           8.00%
                                                            -------          -----
Excess (1) ..........................................       $ 7,453          14.67%
                                                            =======          =====

_________
1)   Based on  risk-weighted  assets of $50,820
2)   Based on the Bank's adjusted total assets of $78,114

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

Liquidity. The Bank is required under federal regulations to maintain sufficient
---------
liquidity to insure its safe and sound operation. The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary source of funds are deposits and scheduled amortization and prepayment of loans. During the past several years, the Bank has used such funds to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally but supplements with borrowed funds from the FHLB. As of June 30, 2003 such borrowed funds totaled $11.700 million. Loan payments and maturing investments are greatly influenced by general interest rates, economic conditions and competition.

The amount of certificate accounts and FHLB advances which are scheduled to mature during the twelve months ending June 30, 2004 is approximately $21.987 million and $0, respectively. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 2003

with deposits, excess liquidity, FHLB advances or outside borrowings. The Bank has $5.764 million of excess borrowing capacity at FHLB as of June 30, 2003. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank. No assurances, however, can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase.

At June 30, 2003, the Bank had loan commitments outstanding of $4.942 million. Funds required to fill these commitments are derived primarily from current excess liquidity, deposit inflows or loan and investment and mortgage-backed security repayments, and, if necessary, through FHLB advances.

The Company's primary source of liquidity on a stand alone basis is dividends received from the Bank. As indicated above under "Capital Compliance", dividends paid by the Bank are subject to regulatory restrictions.

KEY OPERATING RATIOS
--------------------

                                                    Three Months Ended                     Nine Months Ended
                                                         June 30,                               June 30,
                                            -----------------------------------    -----------------------------------
                                               2003 (1)           2002 (1)            2003 (1)            2002 (1)
                                                          (Dollars in thousands, except per share data)
Return on average assets                        0.57%              0.18%               0.57%               0.28%
Return on average equity                        3.13%              0.94%               3.14%               1.47%
Interest rate spread                            2.85%              2.63%               2.91%               2.35%
Net interest margin                             3.34%              3.24%               3.42%               3.05%
Non-interest expense to average
   assets                                       2.55%              2.85%               2.56%               2.64%
Net charge offs/(recoveries) to
    average outstanding loans                   0.00%              0.03%              (0.02%)              0.02%

                                              At June 30,           At September
                                                  2003               30, 2002
                                            --------------------------------------
Nonaccrual and 90 days past due
   loans                                          $  564              $  --
Repossessed other assets                              81                  96
                                                  ------              ------
  Total nonperforming assets                      $  645              $   96
                                                  ======              ======
Nonperforming loans to gross loans                  1.22%                 --
Nonperforming assets to total assets                0.81%               0.13%
Book value per share (2)                          $16.77              $16.59

________________

(1)  The ratios for the three and nine month periods are annualized.
(2) The number of shares outstanding as of June 30, 2003 was 811,608 and as of September 30, 2002 was 811,208. These include shares purchased by the ESOP.

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY
                             CONTROLS AND PROCEDURES
                                  JUNE 30, 2003

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2003. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit 31 -  CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
                                SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                  Exhibit 32 -  CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350

         (b)      Reports on Form 8-K

                  None

              CRAZY WOMAN CREEK BANCORP INCORPORATED AND SUBSIDIARY

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRAZY WOMAN CREEK BANCORP INCORPORATED




Date: August 13, 2003            By: /s/ Gary J. Havens
                                     -------------------------------------------
                                     Gary J. Havens
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 13, 2003            By: /s/ John B. Snyder
                                    --------------------------------------------
                                    John B. Snyder
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)